Form 10-K
period 1996-05-31
HASKEL INTERNATIONAL INC
filed 1996-08-29
CIK 918022

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
       FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-25068

                           HASKEL INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  CALIFORNIA                                    95-4107640
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                    100 EAST GRAHAM PLACE, BURBANK, CA 91502
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 843-4000

 SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: CLASS A COMMON
                                     STOCK

       NAME OF EACH EXCHANGE ON WHICH REGISTERED: THE NASDAQ STOCK MARKET

      SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $19,795,936 as of August 16, 1996.

     As of August 16, 1996, the registrant had 4,688,230 shares of Class A Common Stock and 40,000 shares of Class B Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Established in 1946, the Company manufactures pneumatically (compressed air or gas) and hydraulically (oil) driven, high-pressure low-flow, fixed displacement, reciprocating plunger, liquid pumps, gas boosters, chemical injection pumps and air pressure amplifiers ("Haskel(R) Specialty Pumps") for industrial, commercial, aerospace and military applications. Management believes that the Company is one of the world's leading manufacturers of pneumatically-driven, high-pressure liquid pumps and gas boosters, which represent the vast majority of Haskel(R) Specialty Pumps manufactured by the Company. The Company also manufactures high-pressure valves, regulators, and accessories to complement Haskel(R) Specialty Pumps. The Company distributes third-party manufactured valves, cylinders and actuators, and other pneumatic and hydraulic devices.

         Applying its engineering expertise and high-pressure pump, booster, amplifier and relief valve technology, the Company is also engaged in the test and control systems business. The Company's systems business consists of the design and manufacture of many different kinds of apparatus that incorporate the Company's products, engineering knowledge and experience in high pressure technology, often incorporating electronic and computer controls to achieve a functional piece of equipment. This integrated equipment (a "Haskel(R) System") has a wide variety of applications throughout industry.

         The Company also specializes in the international trading of electronic components, utilizing its proprietary QRD(R) (Quick Response Delivery) global trading network.

         In its fiscal year ended May 31, 1996, approximately 42% of the Company's business was manufacturing (including Haskel(R) Systems); the balance was distribution of third-party fluid power products and distribution of electronic components.

         The Company's operations are organized into two groups, the Industrial Products Group ("IPG") and the Electronic Products Group ("EPG"). The IPG operates in two segments, industrial products manufacturing and industrial products distribution. The EPG operates in one segment, electronic products distribution.

         The IPG's operations are headquartered in Burbank, California and consist of the Company's Industrial Technologies Division ("ITD"), Haskel Controls Division ("Controls"), and the Company's wholly owned subsidiary, Haskel Energy Systems, Ltd. ("HESL"), located in Sunderland, England and its divisions and subsidiaries. The ITD is the U.S. manufacturer of Haskel(R) Specialty Pumps, Haskel(R) Systems, high-pressure valves, regulators and accessories to complement these products. Controls distributes product lines used primarily in the fluid power business, the largest line of which is the Company's products. HESL represents the Company's European industrial products operations with offices located in Sunderland and Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; and the most recent addition, after the completion of the fiscal year, in Zoetermeer, the Netherlands. HESL and its divisions and subsidiaries primarily distribute Haskel(R) Specialty Pumps and design and manufacturer Haskel(R) Systems for specific applications required by customers in Europe, India, and the Middle East. HESL and its divisions and subsidiaries also manufacture products needed for HESL's markets that are not produced in the United States, such as the Jetflow Airmover(R), and distribute products of other manufacturers.

         The EPG consists of M.G. Electronics, Inc. ("MGE"), headquartered in Westlake Village, California, and its purchasing office in Hong Kong. The EPG provides purchasing services, product substitution and solutions to shortage and delivery problems of original equipment manufacturers ("OEMs") of electronic components. The EPG specializes in locating sources (which includes researching, evaluating and supplying) for circuit board-level components, such as integrated circuits, capacitors, transistors and resistors.

         Certain financial information about the Company's business segments and its domestic and foreign operations and export sales is presented in Note 14 of the Notes to Consolidated Financial Statements appearing in this Report. Inter-segment sales are principally sales from the IPG manufacturing segment to the IPG distribution segment. No single customer accounted for more than 10% of sales during fiscal 1994, 1995 or 1996.

INDUSTRIAL PRODUCTS GROUP - MANUFACTURING

         Products and Markets

         The Company is one of the world's leading manufacturers of pneumatically-driven, high-pressure liquid pumps and gas boosters, which represent the vast majority of Haskel(R) Specialty Pumps manufactured by the Company. Haskel(R) Specialty Pumps produce very high pressures (typically 4,000 to 20,000 psi with a capability of up to 150,000 psi) at low volumes of flow, with rated fluid power of up to ten horsepower. Haskel(R) Specialty Pumps utilize reciprocating plungers with fixed displacement bodies to generate these pressures. Management believes that the high quality of the Company's products, in terms of engineering design, reliability, durability and performance, enables the Company to sell such products at a premium price. Haskel(R) Specialty Pumps are designed for niche markets where high pressure with low flow of liquids or gases at ten horsepower or less is required. The pump's function is to generate pressure, taking in low-pressure, low-flow liquids and gases and producing high-pressure, low-flow liquids and gases. The energy produced by a pump is used to move a linear or rotary actuator, generate pressure for testing or metal forming, charge pressure containers, and transfer fluids under pressure. Additional products include metal seals for extreme temperature applications; the Company's patented Hydroswage(R) products, which use high liquid pressure for metal expansion, creating a high integrity joint between the metal tube and the tube sheet as found in boilers and heat exchangers; and the Jetflow Airmover(R), which ventilates stagnant environments, such as mines, by diluting and removing hazardous gases. The Company has also entered into private branding agreements with other companies in the pressure industry to have manufactured certain valve and pump products in the Company's name for marketing by the Company in selected geographic areas.

         Haskel's systems business consists of the design and manufacture of many different kinds of apparatus that incorporate the Company's products, engineering knowledge and experience in high pressure technology, together with third party products. They often incorporate electronic computer controls to achieve a functional piece of equipment. Haskel(R) Systems have a wide variety of applications throughout industry. Some of the many applications of Haskel(R) Systems include:

             -  pressure testing hoses, valves and cylinders
             -  mixing liquids and gases under pressure
             -  injecting gases into plastics in order to improve the molding process
             -  boosting oxygen for life support and emergency service use
             -  boosting nitrogen for charging cryostats in missile guidance applications, commercial aircraft tires, struts and escape chutes
             -  pressurizing argon for infrared cooling in missiles
             -  boosting helium for testing automotive brake and air
                  conditioning hoses and charging satellite rocket motors
             -  pressure charging and testing of automotive air bag cannisters

             -  recovering and charging chlorofluorocarbons ("CFC's") used in air conditioning and refrigeration applications
             -  recovering and charging SF6 (Sulfar Hexafluoride), an arc suppressant gas, used in high voltage switch gear
             -  pressurizing carbon dioxide for filling fire extinguishers and manufacturing foam
             -  compressing natural gas (CNG) for use as a vehicle fuel
             -  hydrostatic forming of metal using the Company's
                  Hydroswage(R) process
             -  work holding and press overload applications
             -  chemical injection and well head control applications for oil and gas production platforms
             -  boosting shop compressed air

In addition, other manufacturers incorporate Haskel(R) Specialty Pumps in their equipment for these and similar purposes.

         During fiscal year 1996, the Company began producing, in the United States, a series of "test bench" Haskel(R) Systems designed to meet the growing demand for devices that test the integrity of valves, hoses, cylinders, and other components commonly used by the nuclear, oil and gas, airline, chemical and power generation industries in high-pressure liquid and gas applications. Since 1992, the Company has been designing and manufacturing similar systems at HESL.

         The Company has qualified for and been awarded the ISO 9001 accreditation, a total quality certification from the International Standards Organization ("ISO"), for HESL's United Kingdom operations and the Company is in the process of applying for such certification for its IPG operations. The ISO 9001 accreditation gives recognition for maintaining an internationally recognized standard of quality in both its products and engineering and should help the Company maintain a competitive advantage.

         On November 30, 1995, HESL acquired the high-pressure pump distribution and systems fabrication division of Armaturenbau, GmbH, located in Wesel, Germany for approximately $412,000. Previously, Armaturenbau had been distributing the Company's products in Germany. The new business, known as Haskel HochdruckSysteme GmbH, distributes Haskel products and designs and manufactures Haskel(R) Systems for the German market.

         The markets served by the IPG are substantial and diversified, with no single customer accounting for 10% or more of its sales. Total IPG - Manufacturing sales were approximately 45.9%, 40.9% and 42.3% of the Company's total sales in 1994, 1995 and 1996, respectively.

         The following table lists the broad range of industries utilizing Haskel(R) Specialty Pumps and Haskel(R) Systems. The industries that, taken in the aggregate, account for a majority of the Company's sales are marked with an asterisk(*).

                                  INDUSTRIES USING HASKEL(R) PRODUCTS

Abrasive Pressure Water Cleaning         Marine Engineering
Aerospace and Aircraft *                 Mining
Automotive *                             Medical Equipment and Emergency Support
                                             Services
Boiler and Heat Exchanger Manufacture    Oil and Gas Exploration and
                                             Production *
Brewing and Distilling                   Oil and Petrochemical Refining and
                                             Production *
Chemicals                                Pressure Testing *

CNG Charging Stations                    Paper Industry
Defense *                                Plastic Extrusion Machinery
Diving Charging Equipment                Railways
Electronic/Electrical Machinery          Refrigeration and Air Conditioning
Fire Fighting and Related Services       Research and Development
                                             Establishments, including
General Engineering *                        Universities and Colleges
I.C. Engines and Compressors             Textile Engineering
Industrial Machinery                     Utilities, Power Generation,
Valve Testing and Packing Removal            Electricity Distribution *


         Although specific applications may have a limited life, the useful lives of the IPG's products are generally quite long. Product parts are usually replaceable from current stock; older products can be modified to include the latest technology. Spare parts requirements grow each year as the number of installed units increases, providing an increasing source of revenue.

         Facilities and Materials

         The IPG manufactures Haskel(R) Specialty Pumps and related products and Haskel (R) Systems at the Company's facilities in Burbank, California, and in Sunderland, England. Manufacturing operations in Sunderland include products that are not produced in the United States, which are needed for European markets, such as the Jetflow Airmover(R). Haskel(R) Systems are also designed and manufactured at facilities in Manchester, England; Lille, France; and Wesel, Germany. Approximately 76% of the components used in its products are manufactured by the Company, with the balance subcontracted to outside machining and processing companies.

         Historically, the IPG has been able to pass a significant portion of increased component part prices through to their customers by price increases, although there is no assurance that they will be able to continue to do so in the future. Currently, all materials used by the Company in the manufacturing process are readily available at reasonable prices, and Management does not anticipate any adverse change in this situation. Management has an ongoing program to improve its manufacturing processes.

         Backlog

         Backlog of unfilled firm orders for the IPG - Manufacturing segment was approximately $5,114,000 at May 31, 1996, as compared to approximately $3,630,000 at May 31, 1995. This increase in backlog was due primarily to increased orders as a result of continued internal growth as the IPG continues to expand its international markets, especially throughout Europe and the Pacific Rim. Substantially all of the Company's fiscal 1996 year-end backlog is expected to be recognized as revenue in fiscal 1997.

         Pursuant to the customary terms of the Company's agreements with government contractors and other customers and in accordance with industry custom, a customer may generally cancel or reschedule an order without penalty if the Company has not made financial commitments with respect to the order. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of the Company's individual customers, which also can affect the timing of the conversion of the Company's backlog into revenues. For these reasons, among others, the Company's backlog at a particular date may not be indicative of its future revenue, and there is no assurance that the backlog will be completed and recorded as revenue. Cancellation of pending contracts or termination or reductions of contracts in progress may have a materially adverse effect on the Company's business and results of operations.

INDUSTRIAL PRODUCTS GROUP - DISTRIBUTION

         Haskel(R) Specialty Pumps and Haskel(R) Systems

         The Company's manufactured products are sold through a direct sales force, independent distributors, and authorized manufacturers' representatives throughout the world. The largest distribution of the Company's products are through its own subsidiaries and divisions. Products are sold throughout the United States; Canada; the United Kingdom; other European countries, including France, Germany, and the Netherlands; the former Soviet Republics; Pacific Rim countries, including China and Japan; Australia; Africa; South America; India; and the Middle East.

         Distribution of the IPG's products is accomplished through a network of 82 distributors in the United States and Canada and 64 distributors in Europe, the Asia-Pacific region and Central and South America. The activities of these distributors are supported by the Company's regional sales managers who have extensive technical backgrounds.

         Third-Party Pumps and Related Products

         The IPG distributes over 40 different lines of third-party manufactured products worldwide. These products are used primarily in the pump and pump-related fluid power business, and include cylinders, actuators, pneumatic and hydraulic valves, hoses and fittings, high-pressure components, pumps and motors, as well as a major line of seals and lubricants.

         In June 1996, HESL acquired Hydraulic Mobile Equipment Ltd. ("HME") for approximately $814,000. HME, located in Manchester, England, distributes a range of high-pressure gear pumps, valves and motors in the United Kingdom and has a growing systems business. Additionally, in June 1996, the Company opened a new facility in Zoetermeer, the Netherlands, which will provide sales and service for the Company's full range of products and systems in the Benelux countries.

         Total IPG - Distribution sales were approximately 44.7%, 34.3% and 31.9% of the Company's total sales in fiscal 1994, 1995 and 1996, respectively.

         Backlog of unfilled firm orders for the IPG - Distribution segment was approximately $3,276,000 at May 31, 1996, as compared to approximately $2,979,000 at May 31, 1995. Substantially all of the Company's fiscal 1996 year-end backlog is expected to be recognized as revenue in fiscal 1997.

ELECTRONIC PRODUCTS GROUP

         The EPG provides purchasing services, product substitution and solutions to shortage and delivery problems of OEMs of electronic components. The EPG specializes in locating sources (which includes researching, evaluating and supplying) for circuit board-level components, such as integrated circuits, capacitors, transistors and resistors. There are more than 500,000 separate components available for use in electronic systems, each designated by a unique part number. A typical electronic system may consist of hundreds of components; if any single component becomes unavailable, an entire production line could come to a halt. Changing manufacturer requirements, advancing technology, and the shortening of the cycle of bringing new products to market, as manufacturers adopt "just-in-time" systems and related inventory reduction procedures, often result in last-minute parts shortages, requiring buyers to spend an increasing percentage of their time trying to find missing components for their production lines.

         When the EPG receives a customer request, it uses its databases and CD-ROM engineering library to determine the availability of the requested, identical or alternative components and immediately transmits inquiries regarding these parts to all sources and stocking locations that have been identified as potential suppliers. Upon locating a suitable component, the EPG ascertains the purchase price and then quotes a sale price to the potential buyer. Through negotiation with the potential customer, a mutually satisfactory price is reached. The EPG then purchases the product and sells it to the customer. Because most of MGE's customers have an immediate and urgent need for a product that they have been unable to find elsewhere, the EPG achieves profit margins that are higher than customary for electronic components.

         The EPG uses independent manufacturers' representative organizations, telemarketing and Internet E-Mail gateways to allow purchasing departments to transmit requirements directly. As part of a multi-pronged program to market its services to potential customers, preprinted personalized forms are used that enable buyers to simply write in the part number and number of units required and transmit their requests to the EPG. The EPG is using its international purchasing office in Hong Kong to assist in procuring parts in the Pacific Rim.

         MGE has qualified for and been awarded the ISO 9002 accreditation, a total quality certification from the ISO, for its Westlake Village, California facility. The ISO 9002 accreditation attests that MGE maintains an internationally recognized standard of quality in its distribution business and should help MGE's competitive advantage.

         In May 1996, the Company reorganized the EPG by closing its offices in the United Kingdom and Germany. The United Kingdom operations were consolidated into the Westlake Village, California facility, while the German operations are being handled by local representatives in that country. In addition to the closing of these facilities, there were selective reductions in employees at the Westlake Village facility. In total, approximately 13 individuals, or 30%, of the EPG's employees were terminated. Management believes that these actions were necessary to respond to the slow down in the worldwide electronics industry served by the EPG, as many major computer and semiconductor manufacturers began to reduce the previous buildup of inventories. The EPG's Hong Kong office has not been closed. Management intends to monitor the situation and take further steps as appropriate.

Quick Response Distribution(R) System

         Through the Company's global sourcing and trading network and proprietary QRD(R) system, the EPG is a worldwide distributor of electronic components, particularly components for circuit boards. The EPG utilizes the QRD(R) system for locating and trading electronic components and services requested by its customers. Upon locating an appropriate component, the EPG uses the QRD(R) system to purchase and resell the component. Key elements of the QRD(R) system are its information databases, communications software, a CD-ROM engineering library and the technical expertise of its staff. The value of the QRD(R) system is derived primarily from two factors: first, the large size and international scope of its database, permitting a comprehensive product search and enabling it to solve customer parts shortages; and second, the speed with which it can locate, purchase and deliver parts, reducing customers' needs for inventories, increasing customer inventory turns and facilitating "just-in-time" procurement systems. Moreover, the QRD(R) system permits the EPG to operate with minimal inventories, purchasing all parts to customer order.

         The heart of the EPG's QRD(R) system is its ability to access and communicate automatically in real time with thousands of suppliers throughout the world. A network of 40 high-performance PC workstations is utilized, integrated into a database, an accounting and communication system and a fully-networked integrated computer/telecopier system to communicate rapidly with over 8,400 vendors worldwide, independent representatives' offices, and international purchasing offices. Additionally, on-line access to information regarding hundreds of millions of dollars of vendor component inventories is available. For immediate alternate sourcing, the EPG can consult a computerized technical library, which includes a comprehensive CD-ROM database of circuit board component specifications.

         Total EPG sales were approximately 9.4%, 24.8%, and 25.8% of the Company's total sales in fiscal 1994, 1995, and 1996 respectively.

         The EPG's distribution business, through its QRD(R) system, provides its customers a short lead time between orders and delivery. As a consequence, there is not a significant backlog of orders in the operation of this business segment.

COMPETITION

         Manufacturing

         In general, the principal competitive factors in the markets in which the Company's IPG Manufacturing segment participates are product quality and performance, availability, reliability, technical support and price.

         In the high-pressure pump manufacturing industry, the Company's IPG - Manufacturing segment has three major competitors: Teledyne Fluid Systems, a division of Teledyne Inc.; Schmidt Kranz & Company GmbH; and SC Hydraulic Engineering Corporation. Certain of the Company's competitors are larger overall and have greater financial resources than the Company. The Company has a significantly larger United States and United Kingdom market share in this line of business than do any of its competitors, but there can be no assurance that the Company will maintain its market share. In order to remain competitive, the Company supports the reliability and reputation of its products with customer service, prompt product delivery, competitive pricing, and comprehensive technical assistance.

         The Company's competitors in the low-horsepower (10 HP or less) systems market include the same companies that compete with the Company in the high-pressure pump market and a number of small manufacturers of systems, as well as unrelated distributors of systems. The Company's competitors in the higher-horsepower (more than 10 HP) systems market are primarily the same distributors with which it competes in its distribution business.

         Distribution

         Unlike its manufacturing business, the Company's IPG distribution business competes with many other companies that provide substantially similar products. Management believes that many of these competing companies are larger and have greater financial strength than the Company.

         In its EPG distribution business, the Company competes with numerous companies in each market it serves, many of which have far greater financial and other resources than the Company. There is intense competition in electronic component sourcing and supply to OEMs. Although the Company received a trademark on its marketing system, it does not have patent or copyright protection on its proprietary system or technology, nor does it have exclusive franchises for the products it distributes, and there can be no assurance that traditional franchised electronic distributor organizations or independent distributors will not adopt similar communications technologies to offer the same service. Additionally, purchasing departments of OEMs can develop this capability in-house, and many of the larger OEMs have already established international purchasing offices. In some cases, the Company competes with franchised distributors, such as Avnet Inc., Arrow Electronics Inc. and other large organizations, many of which have substantially greater financial and other resources. The Company also competes with small independent distributors that locate and source products, but Management believes that few of these distributors utilize the advanced technology employed by the Company for servicing its customers.

ENGINEERING, DESIGN, RESEARCH AND DEVELOPMENT

         Substantially all of the Company's engineering, design, research and development ("EDR&D") is performed in connection with its manufacturing business and falls into three categories. The first and most significant category is the modification or improvement of existing products. Modifications are usually the result of application engineering, where the Company tailors a product to fit a specific application, often at the request of a particular customer. The Company also engineers improvements that apply to all of its pumps. The second type of EDR&D involves utilizing Haskel(R) high-pressure technology and know how to develop new products. The Company's Hydroswage(R), for example, uses Haskel(R) Specialty Pumps to create high pressure for hydraulically expanding metal tubes into tube sheets. During fiscal year 1996, the Company introduced a lower-priced, high quality commercial hydraulic heat exchanger tube expansion system incorporating the Hydroswage(R) technology. Tube expansion systems, which are used worldwide in boilers, economizers, and heat exchanging systems, expand tubing where it connects to tube sheets and other structures to form a high integrity joint. The third type of EDR&D is the development of products unrelated to pumps where the Company can utilize its expertise in valve and seal technology. One product that resulted from this kind of EDR&D is the Company's line of high-pressure metal seals.

         The Company's business requires ongoing EDR&D expenditures. For fiscal years 1994, 1995 and 1996, the Company incurred approximately $1,186,000, $1,151,000, and $905,000, respectively, on general engineering and research and development (R&D) with an increasing part of these expenditures now directed towards R&D. Due to increased engineering efforts, the Company began tracking time related to direct production during fiscal year 1996 and that portion of expenditures applicable to sustaining engineering is now being charged directly to cost of sales. The Company relies on market opportunities to determine the allocation of such expenditures. The Company expects to continue to pursue product development programs and to increase expenditures in all of its principal product lines and services.

         For its electronic component distribution business, the Company's EDR&D focuses on the continual updating and upgrading of its QRD(R) sourcing and tracking system. Over the past three years, the Company has customized its software to optimize rapid worldwide communications and allow it to offer purchasing solutions to its electronic's OEM market.

CUSTOMER SUPPORT AND SERVICES

         The Company provides competitive warranty service for each of its product lines, as well as follow-up service, training, and support, for which the Company typically charges separately. Management views customer support services as a critical competitive factor, as well as a revenue source. The Company maintains its own service groups and trains its customers and distributors in the performance of user-level maintenance.

GOVERNMENT REGULATION

         The Company's manufacturing operations are subject to various foreign, federal, state and local laws, including those restricting the discharge of materials into the environment. The Company is subject to environmental regulation governing the generation, transportation and disposal of hazardous waste, the appropriate labeling of products and materials, storage and use of hazardous materials, and employee safety training. Applicable federal environmental regulations include, but are not limited to, the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); the Resource Conservation and Recovery Act; the Clean Air Act; and the Clean Water Act. Individual Company sites may also be subject to similar state and local environmental regulation. The Company is not involved in any pending or threatened proceedings that would require curtailment of its operations because of such regulations. The Company continually expends funds to assure that its facilities are in compliance with applicable environmental regulations. However, such expenditures have not been significant in the past, and no significant future expenditures are expected.

FUNDS IN FOREIGN SUBSIDIARIES

         The Company has relied primarily on its income from domestic operations to pay dividends and make major capital expenditures. In pursuit of a global growth strategy, the Company generally avoids paying dividends from the earnings of its U.K. and French subsidiaries, allowing substantial cash balances to be retained in those countries for internal growth and strategic acquisitions outside the United States. In July 1995, $3,500,000 was distributed to the Company by its foreign subsidiaries.

         While Management is continually evaluating possible acquisitions and, from time to time, is engaged in discussions with respect thereto, the Company currently has no commitments for any material acquisition.

PATENTS AND TRADEMARKS

         The Company currently owns a number of United States and foreign patents and trademarks, which expire at various dates through 2006. Although Management believes that the patents and trademarks associated with the Company's various products are of value, Management does not consider any of them to be essential to the Company's business.

EMPLOYEES

         As of May 31, 1996, the Company had 335 employees, including 61 in general management, administration and finance; 80 in sales and marketing; 25 in engineering; and 169 in operations, manufacturing, and customer service. Management believes that the Company's success depends in part upon its ability to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. Management believes the Company's relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal facilities are as follows:

                                                                                           Lease Expiration
                                Owned/           Square Feet                               Dates, Including
Location                        Leased           Under Roof       Occupied By               Option Periods
- --------                        ------           -----------      -----------              ----------------
Burbank, California              Owned             103,500      Corporate, ITD,                    --
                                                               Controls Division
Denver, Colorado                Leased                 500     Controls Division               January 1997
American Fork, Utah             Leased                 500     Controls Division             Month-to-Month
Kent, Washington                Leased               1,500     Controls Division               January 1998
San Bruno, California           Leased                 500     Controls Division             Month-to-Month
San Diego, California           Leased                 500     Controls Division             Month-to-Month
Brisbane, Australia             Leased                 500            ITD                    Month-to-Month
Sunderland, England              Owned              41,000            HESL                         --
Manchester, England             Leased               7,000            HESL                     October 1999
Lille, France                    Owned               7,000            HESL                         --
Aberdeen, Scotland              Leased               1,000            HESL                     October 2009
Wesel, Germany                  Leased               2,366            HESL                    December 1996
Westlake Village,               Leased               6,550            MGE                    September 1998
California
Hong Kong                       Leased                 500            MGE                        April 1997
Singapore                       Leased                 500            ITD                     December 1996


         The Company's corporate headquarters and principal executive offices are located at the Burbank, California premises.

         The Company's IPG - Manufacturing business segment uses the facilities located in Burbank, California; Sunderland and Manchester, England; Lille, France; and Wesel, Germany. The Company's IPG - Distribution business segment uses the facilities located in Burbank, California; Denver, Colorado; American Fork, Utah; Kent, Washington; San Diego, California; San Bruno, California; Sunderland, England; Aberdeen, Scotland; Singapore; and Brisbane, Australia. The Company's EPG business segment uses the facilities at Westlake Village, California and Hong Kong.

         Management believes that the facilities used by the Company are suitable and adequate for the Company's business as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any legal proceedings other than routine litigation incidental to its business.

         San Fernando Valley Area 2 Superfund Site

         The Environmental Protection Agency (the "EPA") has named the Company a Potentially Responsible Party ("PRP"), as that term is defined in applicable law, for an area known as the San Fernando Valley Area 2 Superfund Site (the "Superfund Site"), in which the groundwater has been contaminated by solvents. Of the 32 parties named by the EPA as PRPs for the Superfund Site, 27 parties, including the Company, have formed the Glendale PRP Group (the "Group"). Under applicable law, most notably the federal CERCLA, the Company might be jointly and severally liable with other PRPs for the full cost of cleaning up the Superfund Site, including the cost of the remedial design phase discussed below, which the EPA currently estimates to be approximately $48,000,000 (the "Remediation Cost"). There is also legal authority, however, which holds that when the approximate extent of contamination caused by each PRP can be determined, liability must be allocated among the PRPs in proportion to their relative contribution. Based on this authority, Management and the Company's environmental counsel believe there will be a rational, pro rata allocation of responsibility for the cleanup of the Superfund Site among the participating PRPs. Management and the Company's environmental counsel believe, based upon extensive research conducted on the Company's site, that the Company was, at most, a small contributor to groundwater contamination at the Superfund Site.

         On December 21, 1993, an independent mediation team engaged by the Group presented a confidential proposed interim allocation schedule (the "Interim Allocation"), which allocated 1.76% responsibility to the Company for the remedial design phase. In May 1994, 23 of the 27 parties (including the Company) signed an Administrative Order on Consent ("AOC"), by which the parties committed themselves to carrying out the initial remedial design phase. Subsequent to the Interim Allocation, the Group delivered data to the EPA regarding the existence of additional PRPs. Based upon that data, the EPA named additional PRPs in May and June 1995. Several of those newly named PRPs joined the Group, such that currently there are 32 members of the PRP group.

         In June 1995, the initial phase of an allocation process began for the purpose of dividing the liability between Lockheed Martin Corporation ("Lockheed"), as the only Burbank-based PRP, on the one hand, and all other PRPs, all of whom are Glendale-based (the "Glendale Parties"), on the other hand (the "Burbank-Glendale Split"). In Fall 1995, the Group began the process of reallocating percentages among the Group members with the aim of arriving at a final allocation relative to the Remediation Cost (the "Final Allocation"). The Group engaged the services of technical scientists as arbitrators who determined that Lockheed was to bear 58.8% of the Remediation Cost and the Glendale Parties were to bear 41.2% of the Remediation Cost. The Glendale-Burbank Split decision has been challenged by Lockheed and has not yet been confirmed by a court. Based upon the advice and opinion of environmental counsel, the Company believes that it is reasonable to assume that the Glendale-Burbank Split arbitration award will be confirmed.

         In July 1996, the Glendale Parties began a mediation regarding the reallocation of the 41.2% of the Remediation Costs. While the mediation is not yet complete, the Company believes, based upon the advice and opinion of its environmental counsel, that the Company's share of the 41.2% of the Glendale Parties' portion will not exceed 1.5%, or approximately $300,000. It is the hope of the Group that the Final Allocation will be concluded prior to the time the EPA will request receipt of a signed AOC regarding the 12-year remedy phase.

         In addition to the Remediation Cost, the EPA has informed the Group that it intends to seek reimbursement from PRPs for some portion of the approximately $13,000,000 of expenses it has incurred in studying the Superfund Site and three adjacent superfund sites. The EPA also has the right to seek recovery from PRPs for additional administrative expenses it incurs in studying the superfund sites. Those expenses are not currently quantifiable or subject to reasonable estimation. The EPA has informed the Company's environmental counsel that only a portion of the $13,000,000 is attributable to the Superfund Site and the Company's counsel does not believe it is unreasonable to estimate that approximately 25% of such amount will be attributable to the Superfund Site. Assuming that 25% of the claimed costs are attributable to the Superfund Site, the Company believes, based upon advice and opinion of its environmental counsel, that the Company's share of that amount would be approximately $50,000.

         In the event that the pending mediation does not successfully conclude in a mediated settlement, the Company believes, based upon the advice and opinion of it environmental counsel, that the Company's share of the Remediation Cost, whether determined by the EPA or by a court of law, would nevertheless be approximately 1.5% of the Glendale Parties' share as determined by the Glendale-Burbank Split. Furthermore, the Company believes, based upon the advice and opinion of its environmental counsel, that if the Glendale-Burbank Split is not confirmed by the Court, that the Company's share would not be significantly impacted.

         On-Site Contamination

         The soil at the property occupied by the Company at 100 East Graham Place, Burbank, California has been contaminated by hazardous waste, primarily at one pit with a surface area of less than ten square feet (the "On-Site Contamination"). The extent of such contamination has been quantified by environmental consultants and engineers. The cost of such soil and groundwater assessment was approximately $250,000, including the cost of installation of five groundwater wells, which the Company has installed pursuant to a directive of the Regional Water Quality Control Board ("RWQCB"). Based on such analysis, Management estimates that approximately 250 cubic yards of contaminated soil has been affected. The remediation system to clean the on-site contamination was installed in July 1995, and was continuously operational for about four months, until November 1995, by which time the contamination in the soil had been reduced by more than 90% of the original concentrations. The Company had spent approximately $71,000 on mobilizing, installing and operating the remediation system through December 1995. The Company's environmental consultants and engineers believed that maximum possible results were obtained after four months of operation of the remediation system. However, the RWQCB requested that the system be reactivated for a 90-day period to ascertain if additional benefits were possible. The Company completed the additional 90-day reactivation period and has met the RWQCB's objectives. The estimated costs associated with such reactivation are approximately $45,000.

         Lubrication Corporation of America

         The Company has been named a PRP regarding contamination of a site operated by Lubrication Corporation of America ("LCA"). LCA operates a used oil recycling facility in the Santa Clarita flood plain, to which a portion of the Company's used oil was sent for recycling. In 1992, the Company was informed by the California Department of Toxic Substances Control that the Company's total contribution to the contamination was about 2,500 gallons, which constituted approximately .05% of the total contamination identified at the LCA site. Recently, the Company was informed by the Department of Toxic Substances Control that its contribution was in the amount of 4,545 gallons. The Department of Toxic Substances Control has negotiated a settlement with approximately 20 other LCA PRPs who collectively constitute about 6% of the total contamination found at the LCA site. The Department of

Toxic Substances is also negotiating with the United States military which, according to the Department of Toxic Substances Control, is responsible for more than 70% of the total contamination found at the LCA site. The Company has been offered a full release from the Department of Toxic Substances Control relative to the LCA site if the Company pays approximately $37,000. The Company is considering this settlement offer.

         Insurance and Reserves

         When the Company initially tendered the EPA claim relative to the Superfund Site, the Company's insurers refused to pay the Company's defense costs. The Company brought litigation against its insurers in which the Company sought an order that its insurers must defend and indemnify the Company with respect to Superfund Site litigation. In August 1995, the trial court ruled that the Company's insurers must reimburse the Company for its past defense costs and must pay its defense costs in the future. As a result of this ruling, the Company expects a substantial recovery of its defense costs. Currently, the Company is negotiating with its carriers who have indicated their willingness to pay the Company in excess of $600,000 in past defense costs incurred through May 31, 1996. They have also indicated their willingness to pay all defense costs incurred subsequent to May 31, 1996, at a reasonable rate. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability.

         The Company established an Environmental Reserve in the amount of $1,445,000 for contingent liabilities that may arise in connection with the Superfund Site, the On-Site Contamination and other environmental matters. As of May 31, 1993 the Company had reserved $510,000 to perform testing and cleanup of soil contamination at its facility in Burbank in accordance with a mandate from the RWQCB. The Company increased the Environmental Reserve when the EPA established its $48,000,000 estimate of the Remediation Cost. At May 31, 1996, the Environmental Reserve was $1,006,000. In light of the results of the Glendale-Burbank Split arbitration and the progress of the Glendale Parties' mediation, the Company believes, based upon the advice and opinion of its environmental counsel, that the Company's liabilities will be less than the amount currently in reserves for these matters. However, until further definitive facts develop regarding these matters, the reserve amount will not be changed.

         The Company has not included any specific amount in the Environmental Reserve for litigation defense costs, which cannot be estimated but could be substantial if the pending mediation does not result in a settlement among the PRPs. However, in light of the court order regarding the obligation of the insurers to pay defense costs, the impact upon the Company in the event of litigation, should not be substantial.

           Due to the nature of environmental matters, there can be no assurance that the Environmental Reserve will be adequate to cover any contingent liabilities arising from the above-referenced environmental matters or that any liability in excess of the Environmental Reserve will not have a materially adverse effect on the Company's results of operations or financial condition.

         Compliance with Existing Regulations

         Although Management anticipates increases in the Company's cost of ongoing compliance with existing environmental regulations due to inflation, Management believes that the cost of compliance will not have a material adverse effect on the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER  MATTERS

         The Company's Class A Common Stock is quoted on the Nasdaq Stock Market under the symbol "HSKL". Prior to November 1, 1994, there was no public trading market for the Company's Common Stock. The following table sets forth the high and low sales prices for the Company's Class A Common Stock as reported by the Nasdaq Stock Market:

                  Fiscal 1995                            High              Low
                  -----------                            ----              ---
                  First Quarter                             --                --
                  Second Quarter                       $10 1/2           $     9
                  Third Quarter                        $12 1/2           $ 8 1/2
                  Fourth Quarter                       $10 1/8           $ 5 1/4

                  Fiscal 1996
                  -----------
                  First Quarter                        $     8           $ 5 1/8
                  Second Quarter                       $     7           $     5
                  Third Quarter                        $ 7 3/8           $ 5 1/4
                  Fourth Quarter                       $ 7 1/2           $ 5 3/4

         On August 16, 1996, the closing price of the Company's Class A Common Stock on the Nasdaq Stock Market was $ 8 5/8.

         On August 9, 1996, there were approximately 483 holders of record of the Company's Class A Common Stock.

         There is no established trading market for shares of the Company's Class B Common Stock. As of August 16, 1996, all of the Company's Class B Common Stock was held by eight irrevocable trusts. Altogether, there are three beneficiaries of these trusts and each trust has only one beneficiary. All eight trusts have the same co-trustees.

         The Company paid cash dividends in the amount of $.28 per share in fiscal years ended May 31, 1995 and 1996, on shares of its Class A and Class B Common Stock. The Company currently expects that comparable cash dividends will continue to be paid.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for each of the three years in the period ended May 31, 1996 are derived from the consolidated financial statements of the Company and notes thereto included elsewhere herein and audited by Deloitte & Touche LLP, as set forth in their report (which report is based in part on the work of other auditors), also included elsewhere herein. The selected consolidated financial data for the years ended May 31, 1992 and 1993 are derived from audited consolidated financial statements of the Company not included herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                           Year Ended May 31,
                              -----------------------------------------------------------------------
                                  1992            1993           1994          1995           1996
                                  ----            ----           ----          ----           ----
OPERATING PERFORMANCE:

Revenues                      $35,465,000    $40,054,000    $41,354,000    $51,701,000    $56,792,000

Income before taxes             4,536,000      3,110,000         33,000      1,976,000      4,544,000


Net income                      2,452,000      2,208,000          3,000      1,019,000      2,547,000


Cash Flow from Operations       1,608,000      2,390,000        496,000      2,633,000      2,550,000

FINANCIAL POSITION:

Cash & Cash Equivalents       $12,966,000    $ 9,736,000    $ 7,120,000    $ 8,806,000    $ 8,239,000

Working Capital                23,251,000     22,287,000     17,172,000     20,969,000     21,891,000

Total Assets                   33,596,000     34,506,000     44,411,000     44,295,000     45,360,000

Long-term Debt                     92,000        827,000     10,187,000      3,514,000      3,366,000

Shareholders' Equity           27,410,000     25,036,000     24,384,000     31,007,000     32,220,000

PER SHARE DATA:

Net Income                    $      0.63    $      0.57    $        --    $      0.23    $      0.54

Cash Dividends                       0.53           0.55           0.36           0.28           0.28

Book Value                           7.87           7.46           6.33           6.56           6.81

Average shares outstanding      3,898,981      3,876,345      3,929,349      4,500,783      4,738,266

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The consolidated financial statements include the results of the Company and all of its operating divisions and subsidiaries. The Company's operations are headquartered in the United States and Europe. The Company is organized and operates as two groups: the IPG and the EPG.

         The IPG's operations are headquartered in Burbank, California and consist of the Company's Industrial Technologies Division ("ITD"), Haskel Controls Division ("Controls"), and the Company's wholly owned subsidiary, Haskel Energy Systems, Ltd. ("HESL"), located in Sunderland, England and its divisions and subsidiaries. The ITD is the U.S. manufacturer of Haskel(R) Specialty Pumps, Haskel(R) Systems, high-pressure valves, regulators and accessories to complement these products. Controls distributes product lines used primarily in the fluid power business, the largest line of which is the Company's products. HESL represents the Company's European industrial products operations with offices located in Sunderland and Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; and the most recent addition, after the completion of the fiscal year, in Zoetermeer, the Netherlands. HESL and its divisions and subsidiaries primarily distribute Haskel(R) Specialty Pumps and design and manufacturer Haskel(R) Systems for specific applications required by customers in Europe, India, and the Middle East. HESL and its divisions and subsidiaries also manufacture products needed for HESL's markets that are not produced in the United States, such as the Jetflow Airmover(R), and distribute specialty products of other manufacturers.

         The EPG consists of M.G. Electronics, Inc. ("MGE"), headquartered in Westlake Village, California, and its purchasing office in Hong Kong. MGE (UK), located in Sunderland, England, and MGE Germany, located in Frankfurt, Germany, were included in the EPG's operations until May 1996 when the Company closed these facilities. The EPG provides purchasing services, product substitution and solutions to shortage and delivery problems of OEMs of electronic components. The EPG specializes in locating sources (which includes researching, locating, evaluating and supplying) circuit board-level components, such as integrated circuits, capacitors, transistors and resistors.

ENVIRONMENTAL ISSUES

         At May 31, 1996, the Company had reserves of approximately $1,006,000 related to its environmental liabilities. Based on the advice and opinion of its environmental counsel, Management believes that these reserves are adequate.

         The Company has four matters pending concerning environmental issues. They are: 1) Superfund Site; 2) On-site remediation; 3) LCA litigation; and 4) Insurance litigation.

         Superfund Site. The Company has been named a PRP at the Superfund Site. (See Note 12 of Notes to Consolidated Financial Statements.) The EPA has divided the Superfund Site into two regions, Glendale and Burbank, and negotiations are being conducted between regions, and among PRP members, to reallocate the respective shares of the regions and PRP members. The Company and other PRP's may be jointly and severally liable for the remediation of this site. However, based upon advice and opinion of environmental counsel, the Company, which is a participant in the Glendale region, does not anticipate its proportionate share of the remediation costs to exceed the amount already reserved.

         On-Site Remediation. The Company contracted with a third party to install a vapor extraction system designed to remove below-surface contaminants at the Company's Burbank facility. This system was operated for several months during the fiscal year and lowered the contaminant levels to those recommended by the RWQCB. After an additional period of required testing, the system was reactivated for an additional 90-day period. Currently, the Company has complied with all RWQCB's requests.

         LCA Litigation. The Company has been offered a full release from the California Department of Toxic Substances Control relative to the LCA site in exchange for approximately $37,000. The Company is considering this settlement offer.

         Insurance Litigation. In August 1995, the Company received a favorable ruling from the trial court with respect to its insurance litigation against its main carriers. This ruling requires Company's insurance carriers to provide the defense costs for its environmental matters. Currently, the Company is negotiating with its carriers who have indicated their willingness to pay the Company in excess of $600,000 in past defense costs through May 31, 1996 and all defense costs incurred subsequent to that date. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability.

        RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items included in the Consolidated Statements of Income:

                                                                Year Ended May 31,
                                                           ---------------------------
                                                            1994       1995       1996
                                                           -----      -----      -----
Sales ...............................................      100.0%     100.0%     100.0%
Cost of sales .......................................       60.4       61.8       56.5
                                                           -----      -----      -----
Gross profit ........................................       39.6       38.2       43.5
Selling expenses ....................................       17.1       15.5       15.8
General and administrative expenses .................       15.9       16.1       18.2
Engineering design, research and development expenses        2.9        2.2        1.6
Restructuring costs .................................        1.5         --         --
Environmental reserve costs .........................        2.5         --         --
                                                           -----      -----      -----
Total operating costs ...............................       39.9       33.8       35.6
                                                           -----      -----      -----
Income (loss) from operations .......................        (.3)       4.4        7.9
Other income (expense) ..............................         .4        (.6)        .1
                                                           -----      -----      -----
Income before income taxes ..........................         .1        3.8        8.0
Provision for income taxes ..........................         .1        1.8        3.5
                                                           -----      -----      -----
Net income ..........................................        0.0%       2.0%       4.5%
                                                           =====      =====      =====

YEAR ENDED MAY 31, 1996 ("1996") COMPARED TO YEAR ENDED MAY 31, 1995 ("1995")

         Sales in 1996 increased by $5,091,000, or 9.8%, to $56,792,000, from
$51,701,000 in 1995. The IPG's sales increased $3,287,000 (8.5%) from
$38,882,000 in 1995 to $42,169,000 in 1996 primarily due to expanding international markets, especially throughout Europe and the Pacific Rim, and sales of new and private-branded products. The EPG's sales increased $1,804,000 (14.1%) from $12,819,000 in 1995 to $14,623,000 in 1996. Approximately
$1,354,000 of this increase was due to the EPG's subsidiary in England, which operated for a full year in 1996 compared to approximately nine months in 1995. The remaining increase was principally the result of strong market demand in the United States during the first half of 1996 leading up to the Christmas holiday season as compared to the first six months in 1995. In the second half of 1996, the EPG's sales declined concurrently with a slow down in the electronics industry and were $3,378,000, or 42%, lower as compared to the same six-month period in 1995.

         Cost of sales was $32,082,000 in 1996, compared to $31,937,000 in 1995, an increase of less than one percent. Cost of sales as a percentage of sales was 56.5% in 1996, as compared to 61.8% in 1995, a decrease of 5.3 percentage points. Cost of sales as a percentage of sales for the IPG was 54.4% in 1996, compared to 57.6% in 1995. The decrease in the percentage of cost of sales to sales is due principally to the additional sales volume which resulted in lower overhead rates as fixed costs were allocated over a larger number of units. Additionally, the IPG continues to improve its manufacturing processes resulting in lower overall product costs. For the EPG, cost of sales as a percentage of sales were 62.4% in 1996 as compared to 74.4% in 1995. During 1995, approximately $4,000,000 of EPG sales were derived from high-volume, low gross margin "memory" components which normally earn gross profit percentages, on average, of 10% compared to an average of more than 33% on sales of other electronic components. During 1996, the EPG did not sell a significant volume of "memory" product and, as such, cost of sales as a percentage of sales decreased.

         Selling, general and administrative, and engineering, ("Operating") expenses increased $2,770,000 from $17,491,000 in 1995 to $20,261,000 in 1996 and, as a percentage of sales, such expenses increased from 33.8% in 1995 to 35.6% in 1996. The higher expenses in 1996 as compared to 1995 resulted principally from increases in selling and marketing costs associated with the Company's efforts to expand market share worldwide, and from higher administrative costs associated with building the Company's infrastructure, as well as public ownership. Approximately $1,655,000 of the increase was due to increased costs at the EPG due to the expansion of its European and U.S. operations during 1996 as compared to 1995. As a result of the slow down in the electronics industry, in May 1996, the Company reorganized its EPG operations resulting in the closure of its offices in Europe and a reduction of 13 individuals, or approximately 30%, of its employees at its U.S. facility.

         Other income (expense) in 1996 reflected net other income of $95,000 as compared to net other expense of $297,000 in 1995. The change from 1995 to 1996 is primarily a result of decreased interest expense in 1996 compared to 1995. The lower interest expense was due to the reduction of a significant portion of the Company's debt in the third quarter of 1995 as well as lower interest rates in 1996. In addition, other expense in 1995 includes the write-off of a joint venture investment of $216,000.

         The provision for income taxes in 1996 increased $1,040,000 from 1995 principally due to the increase in taxable income. The effective tax rate in 1996 was 43.9% compared to 48.4% in 1995. The effective tax rate in 1995 was higher due primarily to additional income taxes associated with dividends from foreign subsidiaries.

YEAR ENDED MAY 31, 1995 ("1995") COMPARED TO YEAR ENDED MAY 31, 1994 ("1994")

         Sales in 1995 increased by $10,347,000, or 25.0%, to $51,701,000, from
$41,354,000 in 1994. The IPG had sales increases of approximately 3.8% to $38,882,000. The sales increases in the IPG's manufacturing operations were attributable to new product introductions and improved bookings of operating systems using the Company's products. The distribution operations of the IPG experienced a sales decline from 1994 of approximately 4.2%, due principally to distribution lines lost as a result of the business restructuring begun in 1994 which eliminated unprofitable sales and distribution facilities in the U.S. The EPG experienced a sales increase of $8,922,000 from 1994, and the IPG had a $1,425,000 sales increase from 1994. Sales in 1995 included $12,819,000 (24.8%
of consolidated sales) from the EPG. Sales in 1994 include operations from this group from late November 1993 (after the acquisition of MGE) of $3,897,000 (9.4% of 1994 consolidated sales). Evaluated on a full year, pro forma basis, the EPG sales increased more than 58.1% over the same period in 1994. The increased sales in the EPG operations resulted from a strong market for electronic components and from new sales representative programs implemented in 1995. Increased sales of high volume programmable memory components also contributed to the EPG's sales increase.

         Cost of sales in 1995 was $31,937,000 as compared with $24,983,000 in 1994, an increase of 27.8%. Cost of sales as a percentage of sales in 1995 was 61.8%, an increase of 1.4 percentage points as compared with 60.4% in 1994. Cost of sales as a percentage of sales for the IPG was 57.6% in 1995 as compared with 61.4% in 1994. During the fourth quarter of 1995, the Company recorded inventory valuation reserves of approximately $400,000 to reflect the impact of slow moving and potentially obsolete parts which occurred as a result of changes in product demand and product lines. The decrease in the IPG's costs as a percentage of sales is attributable principally to cost reductions related to the restructuring initiated in 1994 within the U.S. manufacturing operations. The restructuring savings were partially offset by additional costs incurred to meet customers' shortened delivery requirements and significant price competition. This competition is experienced primarily in the IPG's sales of systems in the low to mid price range. The IPG's meeting customer delivery schedules and delivering complete systems on time are important to IPG's strategic plans. Cost of sales as a percentage of sales for the EPG was 74.4% in 1995 as compared with 51.3% in 1994. In 1995, approximately $4,000,000 of EPG sales were derived from high-volume, low gross margin transactions. This resulted in the higher cost of sales as a percentage of sales in 1995 as compared with 1994.

         Operating expenses in 1995 were $17,491,000, or 33.8% of sales, as compared with $14,850,000, or 35.9% of sales, in 1994. Approximately $1,884,000 of the $2,641,000 increase in expenses is attributable to the EPG which was included in consolidated operations in 1994 for only the six months following the acquisition of MGE. The remainder of the increase is attributable principally to costs connected with the IPG's increased sales volume; costs associated with being a publicly-owned corporation; and increased costs associated with marketing, engineering and the expansion of foreign operations. During the fourth quarter of 1995, reserves for uncollectible accounts were increased by approximately $300,000 for customer accounts which were determined to be uncollectible during the quarter. The cost increases were offset partially by savings from the restructuring initiated in 1994. Operating expenses in 1994 include, in addition to the selling, general and administrative, and engineering expenses, restructuring costs of $620,000, and environmental reserve costs of $1,039,000.

         Other income (expense) in 1995 reflected net other expense of $297,000 as compared to net other income of $171,000 in 1994. The increased expenses in 1995 are primarily attributable to interest charges associated with the debt incurred in connection with the MGE acquisition for a full year in 1995 as compared to approximately six months in 1994. In addition, other expense in 1995 includes the write-off of a joint venture investment of $216,000 during the fourth quarter.

         The provision for income taxes in 1995 increased by $927,000 from 1994 attributable principally to the increase in taxable income. The effective tax rate in 1995 was 48.4% compared to 90.9% in 1994. The effective tax rate in 1995 is increased by additional income taxes associated with dividends received from foreign subsidiaries. The high effective tax rate in 1994 results principally from the tax on intercompany profit recorded on shipments that remained in the European operations' inventory at the fiscal year end.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and met its capital requirements primarily through cash generated from operations.

                                                                  Year Ended May 31,
                                                       ---------------------------------------
                                                          1994          1995           1996
                                                          ----          ----           ----
Cash and cash equivalents .........................    $7,120,000    $8,806,000    $ 8,239,000
                                                       ==========    ==========    ===========
Net cash provided by operating activities .........    $  496,000    $2,633,000    $ 2,550,000
                                                       ==========    ==========    ===========
Net cash used in investing activities .............    $6,637,000    $1,252,000    $ 1,341,000
                                                       ==========    ==========    ===========
Net cash provided by (used in) financing activities    $3,669,000    $  188,000    $(1,726,000)
                                                       ==========    ==========    ===========

WORKING CAPITAL AND LIQUIDITY

         The Company had working capital at May 31, 1996 of $21,891,000 as compared to $20,969,000 at May 31, 1995.

         Net cash provided by operating activities was $496,000, $2,633,000, and $2,550,000 in 1994, 1995 and 1996, respectively. The decrease in net cash provided by operating activities in 1996 as compared to 1995 is primarily the result of increased inventory and accounts receivable balances due to increased sales levels and newly acquired operations. This decrease in cash flow was offset by the significant increase in earnings. The increase in net cash provided by operating activities in 1995 as compared to 1994 is principally the result of increased operating earnings and favorable currency exchange rate fluctuations. Depreciation and amortization was $1,011,000, $1,515,000, and $1,825,000 in 1994, 1995 and 1996, respectively, which included approximately $377,000, $754,000, and $756,000 in 1994, 1995, and 1996, respectively, of amortization expense associated with purchased technology and goodwill recorded in connection with the MGE acquisition.

         Net cash used for investing activities was $6,637,000, $1,252,000, and $1,341,000 in 1994, 1995 and 1996, respectively. Capital expenditures of $1,330,000 and $1,272,000 represent the primary cash used for investing activities in 1995 and 1996, respectively. Cash used for investing activities in 1994 was due primarily to the purchase of MGE and Environclean for an aggregate of $5,770,000, net of cash and cash equivalents acquired, and capital expenditures totaling $1,279,000 in 1994, offset in part by a decrease in notes receivable of $549,000 due to payments made in 1994.

         Net cash used in financing activities in 1996 was $1,726,000 and represented principal payments of long-term debt as well as the payment of dividends. Net cash provided by financing activities was $188,000 in 1995. Net cash of approximately $6,297,000 ($6,670,000 in 1995, before accounting for deferred costs of $373,000 in 1994) was raised in connection with the Company's initial public offering. Following the offering, the Company paid a related party promissory note using $2,000,000 in cash, and renegotiated its credit facility with its bank, substantially resulting in the total long-term debt reduction of $3,173,000 for the year. Cash dividends of $1,201,000 were also paid during 1995. Net cash provided by financing activities was $3,669,000 in 1994 and was attributable to proceeds from the $6,000,000 loan used for the purchase of MGE, offset in part by dividends paid in 1994.

         The effect of the exchange rates on cash and cash equivalents resulted in a decrease in cash and cash equivalents of $50,000 in 1996, an increase in cash and cash equivalents of $117,000 in 1995 and a decrease in cash and cash equivalents of $144,000 in 1994.

         The Company maintains substantial cash balances in Europe consisting of accumulated earnings from its U.K. and French subsidiaries. The Company intends to use these funds primarily for acquisitions outside the United States and expansion of the Company's European operations. The Company currently maintains approximately $1.6 million of these European cash balances in United States dollars in order to minimize foreign exchange risks and because it is unable to anticipate in which currencies it will make future acquisitions and investments. In July 1995, $3,500,000 was distributed to the Company by its foreign subsidiaries.

         See "Consolidated Statements of Cash Flows" for supplemental disclosures of cash flow information related to the Company's acquisitions.

         At May 31, 1996, the Company's principal source of liquidity was $8,239,000 in cash and cash equivalents. The Company believes that these funds plus funds generated by operations, and the available borrowing capacity under its bank credit line, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.


CREDIT FACILITIES

         On October 14, 1993, the Company issued a $3,500,000 promissory note in connection with the acquisition, from a related party, of the land and building previously leased at its Burbank facility. The $3,500,000 note was paid subsequent to completion of the initial public offering by payment of $2,000,000 cash and offsetting the $1,500,000 balance of a note receivable from this related party. (See Notes 4 and 11 of Notes to Consolidated Financial Statements.)

         In November 1993, the Company borrowed $6,000,000 in term debt from a bank to finance the acquisition of MGE. As of May 31, 1996, the balance of the term debt was $2,739,000 and bears interest at the LIBOR rate plus 1 3/4% (6.87% at May 31, 1996). Additionally, the Company has obtained, from the same bank, a $5,000,000 revolving line of credit and a $4,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures. Borrowings under the acquisition credit line will be converted annually into five-year term loans with interest-only payments in the first year of conversion. Borrowings under the lines of credit bear interest at the LIBOR rate plus 1 1/2% (6.62% at May 31, 1996) for the revolving line of credit, and 1 3/4% (6.87% at May 31,
1996) for the acquisition line of credit. At May 31, 1996, there were no outstanding balances under the lines of credit.

         All amounts advanced under the loan agreement, as amended, with the Company's bank (the "Loan Agreement") are secured by a pledge of 50 percent of the outstanding shares of HESL. The Loan Agreement requires, among other things, that the Company maintain a specified minimum consolidated tangible net worth of not less than $18,000,000; minimum working capital of not less than $15,000,000; earnings before income taxes, depreciation and amortization equal to or greater than 1.25 times required debt service, dividends and capital expenditures; certain other ratios and insurance. In addition, the Loan Agreement restricts the Company's ability to incur indebtedness, pay dividends in the event of a default under the Loan Agreement, consummate mergers or acquisitions without prior Bank approval in which the consideration paid by the Company exceeds the acquisition line, or make annual aggregate capital expenditures exceeding $2,000,000. The revolving credit portion of the Loan Agreement provides that for at least 30 consecutive days during each twelve-month period there shall be no loans outstanding under the revolving credit line. As of May 31, 1996, the Company was in compliance with all of the covenants of the Loan Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Consolidated Financial Statements of Haskel International, Inc. and Subsidiaries included herein and listed on the Index to Consolidated Financial Statements set forth below.

                   Index to Consolidated Financial Statements
                                                                            Page
                                                                            ----
Independent Auditors' Reports ...........................................    F-1
Consolidated Balance Sheets
at May 31, 1995 and 1996 ................................................    F-3
Consolidated Statements of Income
for the years ended May 31, 1994, 1995 and 1996 .........................    F-5
Consolidated Statements of Shareholders' Equity
for the years ended May 31, 1994, 1995 and 1996 .........................    F-6
Consolidated Statements of Cash Flows
for the years ended May 31, 1994, 1995 and 1996 .........................    F-7
Notes to Consolidated Financial Statements ..............................    F-9

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

         The Directors and Executive Officers of the Company are as follows:

Name                        Age    Position with Company
- ----                        ---    ---------------------
R. Malcolm Greaves           57    President, Chief Executive Officer and Director
Robert A. Smith              55    Executive Vice President and President -
                                   Industrial Products Group
Doranda Frison               44    President - Electronic Products Group and
                                   President of MGE
Lonnie D. Schnell            47    Chief Financial Officer and Secretary
James C. Minyard             54    Formerly President - Electronic Products Group
                                   and President of MGE
Maury S. Friedman            46    Formerly Executive Vice President, President -
                                   Electronic Products Group and Director
Edward Malkowicz             56    Chairman of the Board and Director
Marvin L. Goldberger         74    Director
Marvin Goodson               77    Director
Stanley T. Myers             59    Director
Terrence A. Noonan           58    Director
William L. Slover            74    Director

        R. Malcolm Greaves was appointed President and Chief Executive Officer of the Company on February 14, 1996. He joined HESL as General Manager in January 1989 and was appointed Managing Director of HESL in June 1990. Mr. Greaves has served as a director of the Company since September 1990. Between January 1994 and February 1995, he served as Executive Vice President in charge of worldwide pump operations, after serving as Vice President, Chief Operating Officer for Europe, the Middle East, India and Africa from April 1993.

         Robert A. Smith joined the Company as President - Industrial Products Group in February 1995 and has also served as an Executive Vice President of the Company since November 1995. From February 1991 through February 1995, Mr. Smith was employed by Puroflow, Inc. and its affiliates, including Puroflow Corp. (where he served as President and a director from February 1991 to October
1992), and Engineered Filtration Company (where he served as President from October 1992 to January 1994). Mr. Smith has also served as a director of Industrial Tools Inc. since 1978 and served as its President from January 1994 to February 1995. These companies are manufacturers of filtration and machining systems used, among other things, in airbags. Mr. Smith is currently Vice Chairman of the Board of Puroflow, Inc.

        Doranda Frison joined the Company on July 8, 1996 as President - Electronic Products Group and President of MGE. Ms. Frison had previously served as Vice President Sales/Marketing of MGE from January 1989 to August 1994. From October 1994 through July 1996, she served as a sales and marketing consultant to various telecommunications and technology companies, primarily AT&T's Western Region operations.

        Lonnie D. Schnell joined the Company as Chief Financial Officer and Secretary in November 1994. From August 1990 through October 1994, Mr. Schnell was Vice President and Controller of Teleflex Control Systems, Inc., an electromechanical actuator and cargo handling business.

        James C. Minyard joined the Company as President of MGE in August 1994. He was promoted to President - Electronic Products Group on April 1, 1996 and continued to serve as President of MGE. From 1986 until July 1994, Mr. Minyard served as President of CompuScan, Inc., a company that specialized in automatic data collection using bar-code technology. Mr. Minyard's employment with the Company and MGE was terminated on July 1, 1996.

        Maury S. Friedman joined the Company as Executive Vice President and a director in November 1993. He was elected President and Chief Executive Officer in February 1994 and Chairman of the Board in November 1994. He was named to the new position of President - Electronic Products Group in April 1995, at which time he resigned as Chairman of the Board, President and Chief Executive Officer. Mr. Friedman resigned as a director on January 3, 1996 and as President
- - Electronic Products Group and Executive Vice President on March 31, 1996. He currently serves as a consultant to MGE.

        Edward Malkowicz has been a director of the Company since November 1994. He was elected Chairman of the Board in April 1995. Between 1992 and May 1995, Mr. Malkowicz taught business courses at Riverside College in Riverside, California.

        Marvin L. Goldberger, Ph.D., has been a director of the Company since 1982. Since January 1993, Dr. Goldberger has been a professor of physics at the University of California, San Diego. From September 1991 through December 1992 he was a professor of physics at the University of California, Los Angeles, and from 1987 through July 1991 he served as the Director of the Institute for Advanced Studies at Princeton, New Jersey. Dr. Goldberger served as a director of General Motors from January 1981 through June 1993 and is currently a member of the General Motors Corporate Advisory Council. He is currently Dean of Natural Sciences, University of California, San Diego and President Emeritus of the California Institute of Technology.

        Marvin Goodson has been a director of the Company since 1971. Mr. Goodson is a founder and has been a member of the law firm of Goodson and Wachtel A Professional Corporation and its predecessors since 1952 and has been counsel to the Company and its predecessors since 1952.

        Stanley T. Myers has been a director of the Company since November 1994. Mr. Myers has served as President and Chief Executive Officer of Siltec Corporation, a manufacturer of strategic silicon and epitaxial materials for the semiconductor industry, since November 1985.

        Terrence A. Noonan has been a director of the Company since May 10, 1996. Since June 1991, Mr. Noonan has also served as President of Furon Company, a manufacturing company specializing in polymer components. He is also a member of the Board of Directors of Furon Company.

        William L. Slover has been a director since June 1992. Mr. Slover has been working as a management consultant since January 1990. From March 1987 through June 1992 he also served as a senior consultant with Persona Consulting Group. Mr. Slover is a director of Trio-Tech International, a manufacturing company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

        Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific filing deadlines of these reports have been established and the Company is required to disclose in this Report any failure to file by these dates during the fiscal year ended May 31, 1996. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended May 31, 1996 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended May 31, 1996, and written representations, all of these filing requirements have been satisfied, except that Maury S. Friedman, formerly a director, President - Electronic Products Group, and Executive Vice President, made two late filings on Form 4, each relating to one transaction. All such filings have been made as of the date hereof.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table sets forth the annual compensation paid by the Company, together with long term and other compensation, for each of the last three fiscal years to its Chief Executive Officer and to each of its executive officers whose total salary and bonus from the Company exceeded or equaled $100,000 in fiscal 1996 (the "Named Executive Officers"):

                                            Summary Compensation Table
                                 ----------------------------------------------
                                                Annual Compensation                    Long-Term Compensation
                                 ----------------------------------------------      --------------------------
                                                                                         Awards
                                                                                         ------
                                                                        Other            Securities         All
                                                                       Annual            Underlying        Other
Name and Principal Position      Year    Salary ($)     Bonus ($)   Compensation($)      Options (#)      Compensation($)
- ---------------------------      ----    ----------     ---------   ---------------      -----------      ---------------
R. Malcolm Greaves(1)            1996    $165,200(2)    $110,000         --              43,000(3)     $29,500(4)
President and Chief Executive    1995     151,680(2)      20,000         --                 --          34,878(4)
Officer                          1994     123,333(2)      50,000         --              60,000(5)      23,508(4)

Robert A. Smith                  1996     157,390         75,000        731(6)           50,000(3)          --
Executive Vice President and     1995      34,038             --         --                  --             --
President - Industrial           1994          --             --         --                  --             --
Products Group

James C. Minyard(7)              1996     104,700         25,000      7,800(6)           30,000(8)          --
Formerly President -             1995          --             --         --                  --             --
Electronic Products Group        1994          --             --         --                  --             --

Maury S. Friedman(9)             1996     240,500         35,000         --                  --         45,400(10)
Formerly Executive Vice          1995     240,000         60,000         --              60,000(5)          --
President and President -        1994     124,000         60,000         --                  --             --
Electronic Products Group

Edward Malkowicz(11)             1996     135,000             --     12,000(6)           24,000(12)     34,000(13)
Chairman of the Board            1995      13,270             --      1,926(14)          12,000(5)      16,000(13)
                                 1994          --             --         --                  --             --

Lonnie D. Schnell                1996     106,000         40,000      1,537(6)           30,000(3)          --
Chief Financial Officer and      1995      49,900          6,000         --                  --             --
Secretary                        1994          --             --         --                  --             --

- --------------------------

      (1) Mr. Greaves was appointed President and Chief Executive Officer on February 14, 1996.

      (2) A portion of Mr. Greaves' salary in the amount of $108,000 in fiscal 1994, $114,480 in fiscal 1995, and $111,600 in fiscal 1996 was paid in English Pounds, and has been converted at the estimated average exchange rate of (pound)1 to $1.50 in effect during fiscal 1994, $1.59 in effect during fiscal 1995, and $1.55 in effect during 1996.

      (3) Options granted under the Company's 1995 Incentive Stock Option Plan.

      (4) Company's contribution to HESL Pension Plan.

      (5) Options granted under the Company's Nonqualified Stock Option Plan.

      (6) Automobile allowance.

      (7) Mr. Minyard served as President - Electronic Products Group from April 1, 1996 to July 1, 1996, on which date his employment was terminated. Mr. Minyard also served as President of MGE from August 1, 1994 to July 1, 1996.

                       [FOOTNOTES CONTINUE ON NEXT PAGE]

      (8) Options granted under the Company's 1989 Incentive Stock Option Plan.

      (9) Mr. Friedman served as Chairman of the Board and Chief Executive Officer from November 22, 1994 to April 11, 1995, President-Electronic Products Group from April 12, 1995 to March 31, 1996 and Executive Vice President of the Company from November 22, 1995 to March 31, 1996, on which date he resigned.

     (10) Represents consulting fees paid to Mr. Friedman subsequent to his resignation as an officer of the Company on March 31, 1996.

     (11) Mr. Malkowicz also served as an executive officer from April 12, 1995 to February 14, 1996.

     (12) Options granted under the Company's 1995 Incentive Stock Option Plan, net of forfeitures pursuant to the terms of the related stock option agreement.

     (13) Consisting of $12,000 in director's fees and $4,000 in aggregate committee fees in fiscal year 1995 and $24,000 in director's fees and $10,000 in aggregate committee fees in fiscal year 1996.

     (14) Consisting of automobile allowance of $1,061 and medical insurance allowance of $865.

COMPENSATION OF DIRECTORS

         Each of the Company's directors who is not an employee of the Company (Messrs. Goldberger, Goodson, Malkowicz, Myers, Noonan, and Slover) receives an annual fee of $24,000, payable in monthly installments. The Company does not pay its employee directors any fee for their services as directors, except that Mr. Malkowicz was an employee director through March 1996 and received directors fees of $2,000 per month during that period. Subsequent to March 1996, Mr. Malkowicz's status changed to a non-employee director. Each non-employee director, including Mr. Malkowicz, for the period he was an employee director, receives reimbursement for out-of-pocket expenses, and $500 for each committee meeting in which he otherwise participates. Directors who chair a Board committee receive $750 per meeting. During fiscal 1995 and 1996, Mr. Slover received fees of $26,600 and $27,800, respectively, for special consulting services provided to the Company, on an "as requested" basis, in connection with financial matters and inventory controls. During fiscal 1996, Mr. Goodson received fees of $9,500 for special consulting services provided to the Company, on an "as requested" basis, in connection with business matters not involving legal advice.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Maury S. Friedman, effective November 19, 1993 and expiring in November 1996. The employment agreement provided for an annual base salary of $240,000 and a performance bonus at the discretion of the Board of Directors. Upon Mr. Friedman's resignation as an officer of the Company on March 31, 1996, the agreement was terminated. Effective April 1, 1996, Mr. Friedman serves as a consultant to MGE pursuant to the terms of a consulting agreement dated March 21, 1996. The consulting agreement requires Mr. Friedman to provide consulting services to MGE at the rate of $200 per hour and will continue on a year-to-year basis for a term not to exceed December 31, 1998.

        Pursuant to an employment agreement dated December 22, 1995 with MGE, Mr. Minyard was entitled to receive a monthly base salary of $9,000 and a monthly bonus equal to one percent of pre-tax operating income before corporate charges, commencing January 1996. This agreement also provided for a Company-provided automobile, health insurance, Board-determined discretionary bonus of up to 40% of annual base salary and three-month severance pay upon termination. Mr. Minyard's employment at the Company and MGE was terminated on July 1, 1996 and the agreement is no longer in effect.

        The Company established, effective March 1, 1996, an Executive Separation Pay Plan (the "Separation Pay Plan"), to establish a uniform basis for providing separation allowances to certain executives when their positions are eliminated or when they are terminated for reasons other than for cause. The Separation Pay Plan is administered by the Compensation Committee. The Board of Directors or the Compensation Committee has absolute discretion to designate those executives who are covered by the Separation Pay Plan (a "Covered Employee"). The amount of separation allowance which a Covered Employee is entitled to receive is determined by the Board of Directors and specified as a number of months of the Covered Employee's base salary as of the date of termination of employment. Presently, the following Named Executive Officers are the only executives designated as Covered Employees under the Separation Pay Plan (specified period for separation allowance indicated in parentheses): R. Malcolm Greaves, President and Chief Executive Officer (12 months); Robert A. Smith, Executive Vice President and President-Industrial Products Group (10 months); and Lonnie D. Schnell, Chief Financial Officer and Secretary (8 months).

         With the exception of the employment agreements as described above, the Company has no employment agreements with any of the Named Executive Officers.

STOCK OPTION PLANS

         1989 Incentive Stock Option Plan

         The Haskel International, Inc. 1989 Incentive Stock Option Plan, as amended (the "1989 ISO Plan") is administered by the Compensation Committee. Subject to the terms of the 1989 ISO Plan, the Compensation Committee establishes the terms and conditions applicable to option grants under said Plan. The 1989 ISO Plan has a term of ten years and provides for the sale by the Company of a maximum of 450,000 shares of Class A Common Stock, subject to adjustments to reflect any future change in capitalization of the Company. As of May 31, 1996, there were options granted and outstanding for 70,065 shares at an exercise price of $9.46 per share, 38,086 shares at an exercise price of $7.18 per share, and 110,000 shares at an exercise price of $8.03 per share. There are no further grants being made under this Plan, its having been replaced by the 1995 Incentive Stock Option Plan.

         Nonqualified Stock Option Plan

         The Haskel International, Inc. Stock Option Plan, as amended (the "Nonqualified Plan"), is also administered by the Compensation Committee. The Nonqualified Plan differs from the 1989 ISO Plan in that the 1989 ISO Plan is qualified under the Internal Revenue Code as an Incentive Stock Option plan entitling the optionee to certain income tax benefits, to which the optionee under the Nonqualified Plan is not entitled. Subject to the terms of the Nonqualified Plan, the Compensation Committee establishes the terms and conditions applicable to option grants under said Plan. The Nonqualified Plan has a term of ten years and provides for the sale by the Company of a maximum of 650,000 shares of Class A Common Stock, subject to adjustments to reflect any future change in capitalization of the Company. As of May 31, 1996, there were options granted and outstanding under the Nonqualified Plan for 87,500 shares at an exercise price of $9.46 per share, 215,247 shares at an exercise price of $7.18 per share, 127,667 shares at an exercise price of $7.00 per share, and 24,000 shares at an exercise price of $10.00 per share. There are no further grants being made under this Plan, its having been replaced by the 1995 Incentive Stock Option Plan.

         1995 Incentive Stock Option Plan

         The Haskel International, Inc. 1995 Incentive Stock Option Plan (the "1995 ISO Plan"), which replaced both the 1989 ISO Plan and the Nonqualified Plan, was approved by the shareholders at the 1995 Annual Shareholders Meeting on October 5, 1995. The 1995 ISO Plan permits certain employees of the Company and its subsidiaries who are responsible for the management, growth and protection of the business of the Company or its subsidiaries to be granted the right to purchase shares of Class A Common Stock at the fair market value per share at the date of grant. The 1995 ISO Plan is designed to assist the Company in securing and retaining employees of outstanding ability and to motivate such individuals to exert their best efforts on behalf of the Company. The 1995 ISO Plan is administered by the Stock Option Committee of the Board of Directors, consisting of disinterested directors as that term is defined by Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Committee selects employees who may purchase shares under the 1995 ISO Plan and establishes, subject to the terms of the 1995 ISO Plan, the terms and conditions applicable to such purchase. In order to purchase shares, an employee is required to enter into a purchase agreement with the Company. The 1995 ISO Plan has a term of ten years and provides for the grant of options to purchase an aggregate of 240,000 shares of Class A Common Stock, plus the number of shares available as a result of presently outstanding options which lapse because of nonexercise under the 1989 ISO Plan and the Nonqualified Plan. That additional number of shares cannot be determined at this time, but cannot exceed the total number of 773,885 shares subject to options which are currently outstanding and unexercised. The number of shares is also subject to adjustments to reflect any future changes in the capitalization of the Company. As of May 31, 1996, there were options granted and outstanding for 104,000 shares at an exercise price of $5.375 per share, 43,000 shares at an exercise price of $6.50 per share, and 5,000 shares at an exercise price of $7.25 per share.

         1995 Formula Stock Option Plan

         The Haskel International, Inc. 1995 Formula Stock Option Plan (the "1995 Formula Plan") was approved by the shareholders at the 1995 Annual Shareholders Meeting on October 5, 1995. The 1995 Formula Plan permits directors who are not employees of the Company or its subsidiaries ("Outside Directors") and who have been granted options under said Plan, the right to purchase shares of Class A Common Stock at the fair market value per share at the date of the grant. Because the 1995 Formula Plan operates by its own terms, and there are no discretionary decisions, there is no committee needed to administer the 1995 Formula Plan. The 1995 Formula Plan is designed to assist the Company in attracting and retaining high quality Outside Directors. At present, that group consists of Messrs. Goldberger, Goodson, Malkowicz, Myers, Noonan, and Slover. Every new Outside Director, upon becoming a director of the Company, is granted an option to purchase 10,000 shares of Class A Common Stock. Such options vest in equal amounts over five years, with the first installment vesting on the first anniversary of the Outside Director's appointment as director. Additional options are granted to each Outside Director if the Company's performance exceeds certain benchmarks. All options granted under the 1995 Formula Plan become 100% vested in the event of a change in control of the Company. The 1995 Formula Plan provides for the grants of options to purchase an aggregate of 40,000 shares of Class A Common Stock. The number of shares is also subject to adjustments to reflect any future changes in the capitalization of the Company. As of May 31, 1996, there were options granted and outstanding for 10,000 at an exercise price of $6.625 per share.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information regarding stock options granted to the Named Executive Officers during fiscal 1996:

                        Option Grants in Last Fiscal Year
                        ---------------------------------

                                                                                      Potential Realizable Value
                                                                                               At Assumed Annual
                                                                                            Rates of Stock Price
                                            Individual Grants                       Appreciation For Option Term
                        -------------------------------------------------------   --------------------------------
                        Number of       % of Total
                        Securities       Options
                        Underlying      Granted to     Exercise or
                         Options       Employees in    Base Price    Expiration
Name                    Granted (#)    Fiscal Year       ($/Sh)         Date      0%($)      5%($)        10%($)
- ----                    -----------    ------------    -----------   ----------   -----    --------      --------

R. Malcolm Greaves        43,000          18.9%          $ 6.50       2/27/06       $0     $455,275      $724,950

Robert A. Smith           50,000          21.9%          $5.375       2/21/05       $0     $437,765      $697,068

James C.  Minyard             --            --               --            --       --           --            --

Maury S. Friedman             --            --               --            --       --           --            --

Edward Malkowicz         100,000(1)       43.9%          $5.375       4/12/05       $0     $210,127(1)   $334,593(1)

Lonnie D. Schnell         30,000          13.2%          $5.375       11/7/04       $0     $262,659      $418,240

- --------------------

         (1) Pursuant to the terms of the stock option agreement entered into between the Company and Mr. Malkowicz, the option lapsed with respect to 76,000 shares during fiscal 1996. Potential Realizable Values were calculated based on the net 24,000 shares relating to such option.

STOCK OPTION EXERCISES AND OPTIONS OUTSTANDING

         The following table provides certain information regarding outstanding options by the Named Executive Officers at May 31, 1996:

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values
                 -----------------------------------------------

                          Shares                        Number of Securities            Value of Unexercised
                       Acquired on     Value           Underlying Unexercised               In-the-Money
Name                   Exercise (#)   Realized ($)   Options at May 31, 1996 (#)    Options at May 31, 1996 ($)
- ----                   ------------   ------------   ---------------------------    ---------------------------
                                                     Exercisable   Unexercisable    Exercisable   Unexercisable
                                                     -----------   -------------    -----------   -------------
R. Malcolm Greaves          --           --            104,267        44,733          $ 4,300        $17,200

Robert A. Smith             --           --             10,000        40,000          $16,250        $65,000

James C. Minyard            --           --             10,000        20,000               --             --

Maury S. Friedman           --           --             40,000            --               --             --

Edward Malkowicz            --           --             10,400        25,600          $13,000        $26,000

Lonnie D. Schnell           --           --              6,000        24,000          $ 9,750        $39,000

REPRICING OF OPTIONS

         The following table shows all repricings of options held by any executive officer during the last ten completed fiscal years:

                           Ten-Year Option Repricings
                           --------------------------

                                                                                               Length of
                                  Number of                                                     Original
                                 Securities     Market Price      Exercise                    Option Term
                                 Underlying     of Stock at       Price at                     Remaining
                                   Options         Time of        Time of           New        at Date of
                                 Repriced or    Repricing or    Repricing or     Exercise     Repricing or
Name                    Date       Amended       Amendment        Amendment        Price        Amendment
- ----                    ----     -----------    ------------    ------------     --------     ------------

Maury S. Friedman      1/19/95      60,000(1)      $10.13         $7.18(2)         $8.03         6/9/04

- --------------------

        (1) Pursuant to the terms of the stock option agreement entered into between the Company and Mr. Friedman, the option lapsed with respect to 20,000 shares on March 31, 1996, upon Mr. Friedman's resignation as an officer of the Company, and lapsed with respect to the remaining 40,000 shares on June 3, 1996.

        (2) This option, and all other options granted on June 9, 1994, was at an exercise price of $7.18, subject to adjustment based on the independent appraisal report of the shares owned by the Company's Profit Sharing Plan for the fiscal year ended May 31, 1994. Based on that appraisal, the exercise price of all options granted on June 9, 1994, including Mr. Friedman's option, was adjusted to $8.03.

RETIREMENT PLANS

         Haskel International, Inc. Profit Sharing Plan

         The Haskel International, Inc. Profit Sharing Plan, as amended (the "PSP"), covers all of Haskel International, Inc.'s employees and includes MGE's employees, but not HESL's or its subsidiaries' employees. The purpose of the PSP is to enable participating employees of the Company to share in a portion of the profits and in the growth and prosperity of the Company and to provide them with the opportunity to accumulate capital for their future economic security. Employees are entitled to 100% of their account balances upon death or retirement. Generally, employees whose employment terminates for any reason other than death or retirement are vested after five years of service. However, if the percentage interest in the PSP and other similar plans of certain high-level employees of the Company falls below a prescribed level, employees who commenced participating in the PSP prior to June 1, 1989 become vested according to a schedule that provides for full vesting after fifteen years of service. The PSP is funded solely by the Company; individual contributions through payroll deduction or otherwise are not permitted. The Company contribution is determined annually by the Board of Directors of the Company. The PSP is administered by a four-member administrative committee of employees (the "Administrative Committee") appointed by the Board of Directors. The Board of Directors retains an independent corporate trustee who holds all funds in trust and votes the Company shares held by the PSP as directed by the Administrative Committee.

         HESL Pension Plan

         All of HESL's employees who work at least 16 hours per week, who are at least 21 years of age, and have been with HESL for one year or more are covered by the Haskel Retirement Benefits Plan, a contributory pension plan (the "HESL Pension Plan"). Mr. Greaves is the only executive officer who is currently participating in the HESL Pension Plan. Currently, the pension costs are equivalent to 15% of the individual's pensionable salary (basic annual salary or wages at the HESL Pension Plan anniversary, which is June 1 of each year) and are borne 80% by HESL and 20% by the individual. The pension benefits payable are on a final salary basis, ie. pension benefits accrue at the rate of 1/60th of final pensionable salary for each complete year of service with HESL less deductions to take into account the lower-level earnings and upper-level earnings limits originally set down in SERPS (State Earnings Related Pension Scheme). Pension benefits are subject to an annual cost-of-living increase of not less than 3% nor more than 5%. Three directors of HESL have an enhancement to their pension plan (the "Haskel Discretionary Benefits Scheme"), whereby pension benefits accrue at the rate of 1/40th of pensionable salary but, again, subject to the deductions described in the preceding sentence. The normal retirement age for both men and women is 65 years. The HESL Pension Plan additionally provides for a death-in-service lump sum payment of twice salary (in the case of the three directors' pension enhancement scheme, four times salary) and a spouse's pension of two-thirds the prospective pension at date of death of the employee. The funds are held and invested by Norwich Union on behalf of the trustees of the HESL Pension Plan, and HESL is assisted in its management of the HESL Pension Plan by Sedgwick Noble Lowndes, who are pension advisers. The trustees responsible for the HESL Pension Plan are HESL's secretary, a retired director of HESL, an employee of HESL and a representative of HESL's legal counsel, Dickinson Dees. See Note 8 of Notes to Consolidated Financial Statements.

         The following table sets forth annual pension benefits under the HESL Pension Plan on a straight-life annuity basis for representative years of service as defined in the HESL Pension Plan at an accrual rate of 1/60th of final pensionable salary. Amounts shown assume retirement at age 65 on January 1, 1996. Other than the adjustment described in footnote 2 below, such benefits are not subject to reduction for benefits and other offset amounts. As of May 31, 1996, Mr. Greaves had approximately 7 years of service credited under the HESL Pension Plan.

                             HESL Pension Plan Table
                             -----------------------

          Estimated Annual Retirement Benefit at Age 65 for Indicated Years of Credited Service(2)
          ----------------------------------------------------------------------------------------

Final Pensionable Salary(1)       5          10        15         20         25          30          35
- ---------------------------    -------    -------    -------    -------    -------    --------    --------
$ 50,000                       $ 4,167    $ 8,333    $12,500    $16,667    $20,833    $ 25,000    $ 29,167
  75,000                         6,250     12,500     18,750     25,000     31,250      37,500      43,750
 100,000                         8,333     16,667     25,000     33,333     41,667      50,000      58,333
 125,000                        10,417     20,833     31,250     41,667     52,083      62,500      72,917
 150,000                        12,500     25,000     37,500     50,000     62,500      75,000      87,500
 200,000                        16,667     33,333     50,000     66,667     83,333     100,000     116,667

- ---------------------

         (1) Calculated based on highest average of three consecutive years' pensionable salaries at June 1 during the 13-year or shorter period prior to retirement.

         (2) Benefits under the HESL Pension Plan are reduced in an amount of 1/100th of the employee's earnings in excess of a lower earnings limit (as of April 6, 1996, such limit was (pound)3,172, subject to annual adjustment), not to exceed an upper earnings limit (as of April 6, 1996, such limit was (pound)23,660, subject to annual increase) times the number of years in service after April 6, 1978.

REPORT OF COMPENSATION COMMITTEE

         The Compensation Committee reviews and makes recommendations to the Board of Directors regarding salaries, bonuses, benefits, and other compensation for executive officers and key employees of the Company. This Compensation Committee report discusses the components of the Company's executive officer compensation policies and programs and describes the bases upon which compensation is determined by the Compensation Committee with respect to the executive officers of the Company, including the Named Executive Officers.

         Compensation Philosophy. The compensation philosophy of the Company is to link directly executive compensation to individual and team contributions, continuous improvements in corporate performance and shareholder value. The Compensation Committee has adopted the following objectives as guidelines for compensation decisions:

                  - Display a willingness to pay levels of compensation that are necessary to attract and retain highly qualified executives.

                  - Be willing to compensate executive officers in recognition of superior individual performance, new responsibilities or new positions within the Company.

                  - Take into account historical levels of executive compensation and the overall competitiveness of the market for high quality executive talent.

                  - Implement a balance between short and long-term compensation to complement the Company's annual and long-term business objectives and strategy and encourage executive performance in furtherance of the fulfillment of those objectives.

                  - Provide variable compensation opportunities based on the performance of the Company, encourage stock ownership by executives and align executive remuneration with the interests of shareholders.

         The Compensation Committee is aware of the Internal Revenue Code $1,000,000 cap on deductions for compensation. While that cap does not have an impact on the Company at present, the Compensation Committee will take appropriate steps to make the Company's compensation policy comply should circumstances warrant in the future.

         Compensation Program Components. The Compensation Committee regularly reviews the Company's compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. The particular elements of the compensation program for executive officers are further explained below.

         Base Salary. The Company's base pay levels for executive officers are determined by the particular responsibilities of the position held and the experience of the individual and by comparing the salary scale with companies of similar size and complexity. Actual base salaries are kept within a competitive salary range for each position that is established through job evaluation and market comparisons.

         Chief Executive Officer's Compensation. The Chief Executive Officer ("CEO") of the Company heads a group of senior management officers who participate in a common set of compensation criteria linked to the performance of the Company. The compensation of the CEO is determined by the Compensation Committee and approved by the Board of Directors based upon its assessment of the Company's financial performance and non-financial performance measured against a background of factors which are critical to the success of the business. The Compensation Committee exercises its judgment in weighting the factors and evaluating performance. The CEO, who currently sits on the Compensation Committee, does not participate in deliberations regarding his own compensation.

         Annual Bonus. The executive bonus program provides for the granting of cash bonuses to the senior managers (including the Named Executive Officers) of the Company. The objective of the bonus is to enhance management's contribution to shareholder value by providing competitive levels of compensation for the attainment of financial objectives. In particular, the executive bonus program focuses corporate behavior on consistent and steady earnings growth by basing performance on a comparison of actual results to the Company's annual budget. Actual bonuses are subject to decrease or increase on the basis of the Company's performance and range up to 55% of base salary for attaining goals. Based on the Company's performance during fiscal year 1996, bonuses were paid to the Named Executive Officers and the majority of the senior management.

         Summary. After its review of all existing programs, the Compensation Committee continues to believe that the total compensation program for executives of the Company is focused on increasing values for shareholders and enhancing corporate performance. The Compensation Committee believes that executive compensation levels of the Company are competitive with the compensation programs provided by other corporations with which the Company competes. The foregoing report has been approved by all members of the Compensation Committee.

                                       COMPENSATION COMMITTEE


                                            Stanley T. Myers, Chairman
                                            Marvin L. Goldberger
                                            Terrence A. Noonan
                                            R. Malcolm Greaves

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         During fiscal 1996, Marvin Goodson, Edward Malkowicz, Stanley T. Myers, Dr. Marvin Goldberger and R. Malcolm Greaves served as members of the Compensation Committee of the Board of Directors, which determines salaries of the Company's employees. Mr. Goodson served on the Compensation Committee until February 26, 1996, when Mr. Greaves was appointed by the Board of Directors as Mr. Goodson's replacement. Mr. Greaves, President and Chief Executive Officer of the Company, did not participate in deliberations regarding his own compensation. The Company incurred attorneys' fees in the amount of approximately $358,000 in fiscal 1996 in connection with services provided by the firm of Goodson and Wachtel A Professional Corporation. Mr. Goodson is a principal with that law firm.

Performance Graph

        The following graph compares the Company's cumulative total shareholders return since the Class A Common Stock became publicly traded on November 1, 1994, with the Nasdaq Stock market (National Market) Index, the Standard & Poor's 500 Index and with a peer group comprised of companies which manufacture high-pressure equipment and with which the Company generally competes. The peer group is comprised of the following companies: Duriron Co. Inc., Flow International Corp., IDEX Corp., Oilgear Co. and Watts Industries Inc. The graph and table assume that $100 was invested on November 1, 1994 in the Company's Class A Common Stock, at the initial public offering price of $10.00 per share, and in each of the indexes mentioned above, and that all dividends were reinvested.

                            Total Shareholder Return


                        [PERFORMANCE GRAPH APPEARS HERE]

                                    Quarters

                      11/1/94   Nov 94  Feb 95  May 95  Aug 95  Nov 95  Feb 96  May 96
                      -------   ------  ------  ------  ------  ------  ------  ------
Haskel Intl Inc-CLA     100     100.00   95.69   68.49   58.93   56.38   66.87   74.25
S&P 500 Index           100      96.86  104.77  115.48  122.38  132.67  141.13  148.32
Peer Group              100      89.86  101.45  107.13  128.38  122.97  113.60  117.02
NASQAQ COMPOSITE        100      96.68  102.65  111.84  132.41  137.84  143.02  162.55


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table sets forth information with respect to each person who, as of July 31, 1996 is known by the Company to be the beneficial owner of more than five percent (5%) of the Company's Common Stock:

                                       Class A Common Stock       Class B Common Stock
                                     ------------------------    ----------------------
                                     Amount and                  Amount and                Percent of
                                     Nature of       Percent     Nature of      Percent     Combined
Name and Address of                  Beneficial         of       Beneficial       of         Voting
Beneficial Owner                     Ownership       Class(1)    Ownership      Class(1)    Power(2)
- ----------------                     ---------       --------    ---------      --------    --------
Hayman Family Trusts                  1,584,477(3)     33.8%      40,000(3)     100.0%        34.4%
c/o The Boston Company
300 S. Grand Avenue Suite 1200
Los Angeles, CA 90071

Maury S. Friedman                       447,000(4)      9.5%          --           --          9.5%
29480 Bertrand Street
Agoura Hills, CA 91301

Haskel, Inc. Profit Sharing Plan        259,607         5.5%          --           --          5.5%
Citizens Bank, Trustee
225 East Colorado Blvd.
Pasadena, CA 91101

- --------------------

         (1) Included as outstanding for purposes of these calculations with respect to (1) the Class A Common Stock were 4,688,230 shares of Class A Common Stock outstanding as of May 31, 1996 plus, in the case of a particular person, the shares of Class A Common Stock subject to currently exercisable options (which are deemed to include options exercisable within 60 days after August 16, 1996) held by that person, which options are specified by footnote. Other than as described in the preceding sentence, shares upon exercise of outstanding options are not deemed to be outstanding for purposes of these calculations, and
(ii) the Class B Common Stock were 40,000 shares of Class B Common Stock outstanding as of May 31, 1996.

         (2) Represents the combined voting power of the shares of Class A Common Stock and Class B Common Stock beneficially owned by the persons named as a percent of the aggregate combined voting power of all outstanding shares of Common Stock.

         (3) All of the shares shown are owned beneficially and of record by eight irrevocable trusts. Sheryl L. Everett is the beneficiary of three of the trusts, Sandra Nelson the beneficiary of three of the trusts, and Rick Meeker Hayman the beneficiary of two of the trusts. The trustees of two of the trusts of which Sheryl L. Everett is the beneficiary, two of the trusts of which Sandra Nelson is the beneficiary and the two of the trusts of which Rick Meeker Hayman is the beneficiary are The Boston Safe Deposit and Trust Company of California ("The Boston Company"), Sheryl L. Everett and Sandra Nelson. The Boston Company has two votes and each of the other trustees has one vote in determining action to be taken by each of these six trusts with respect to the shares held by each such trust. The Boston Company is sole trustee for each of the other two trusts, one of which Sheryl L. Everett is the beneficiary and one of which Sandra Nelson is the beneficiary. Excludes 25,450 and 41,145 shares as to which Sandra Nelson and Sheryl L. Everett, respectively, have sole voting and dispositive power; and 41,145 shares which are held in trust by another trustee, and with respect to which Rick Meeker Hayman is the beneficiary, and has sole voting and dispositive power.

         (4) Includes 440,000 shares owned beneficially and of record by the Friedman Family Trust, of which Maury S. Friedman and Lisa E. Friedman are co-trustees, and 7,000 shares owned by Mr. Friedman as custodian for his minor children.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of July 31, 1996, by (i) each director and nominee for director, (ii) each of the executive officers named in the Summary Compensation Table, and (iii) all directors and executive officers as a group. Except as otherwise noted, and subject to applicable community property and similar laws, each person named has sole voting and investment power with respect to the Common Stock shown as beneficially owned.

                                                                       Class A Shares        Percent
                                                                        Beneficially           of
Name and Address               Title                                       Owned              Class
- ----------------               -----                                   --------------        -------
R. Malcolm Greaves             President, Chief Executive                  117,600(1)          2.5%
100 East Graham Place          Officer and Director
Burbank, CA 91502

Robert A. Smith                Executive Vice President and                 10,000(2)           *
100 East Graham Place          President - Industrial Products
Burbank, CA 91502              Group

James C. Minyard               Formerly President - Electronic              10,400(3)           *
1874 Dunnigan Street           Products Group and President of
Camarillo,  CA 93010           MGE

Maury S. Friedman              Formerly Executive Vice                     447,000(4)          9.5%
29480 Bertrand Street          President, President - Electronic
Agoura Hills,  CA 91301        Products Group and Director

Lonnie D. Schnell              Chief Financial Officer and                   7,500(5)           *
100 East Graham Place          Secretary
Burbank, CA 91502

Edward Malkowicz               Chairman of the Board and                    21,400(6)           *
100 East Graham Place          Director
Burbank, CA 91502

Marvin L. Goldberger           Director                                     50,155(7)          1.1%
100 East Graham Place
Burbank, CA 91502

Marvin Goodson                 Director                                    178,910(8)          3.8%
100 East Graham Place
Burbank, CA 91502

Stanley T. Myers               Director                                      3,400(9)           *
100 East Graham Place
Burbank, CA 91502

Terrence A. Noonan             Director                                      1,000              *
100 East Graham Place
Burbank, CA 91502

William L. Slover              Director                                     32,000(10)          *
100 East Graham Place
Burbank, CA 91502

All directors and executive
officers as a group (11
persons)                                                                   879,365(11)        18.8%

         *  Denotes beneficial ownership of less than 1%.

                            [Footnotes on next page]

- --------------------

        (1) Includes 114,600 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.

        (2) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.

        (3) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996. Mr. Minyard was terminated as an employee of the Company and MGE on July 1, 1996.

        (4) Includes 440,000 shares owned beneficially and of record by the Friedman Family Trust, of which Mr. Friedman is a co-trustee; and 7,000 shares owned by Mr. Friedman as custodian for his minor children. Mr. Friedman resigned as a director of the Company in January 1996 and as President - Electronic Products Group in April 1996. He currently serves as a consultant to MGE.

        (5) Includes 6,000 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.

        (6) Includes 10,400 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.

        (7) Includes 11,155 shares owned beneficially and of record by the Marvin and Mildred Goldberger Family Trust, of which Dr. Goldberger is a co-trustee; and 39,000 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.

        (8) Includes 26,800 shares owned beneficially and of record by the Goodson and Wachtel Professional Corporation Profit Sharing Plan, of which Mr. Goodson is a co-trustee; 81,110 shares owned beneficially and of record by the Marvin and Mae Goodson Family Trust, of which Mr. Goodson is a co-trustee; and 71,000 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.

        (9) Includes 2,400 shares issuable upon exercise of options exercisable within 60 days of August 16,1996.

        (10) Includes 5,000 shares owned beneficially and of record by the Slover Family Trust, of which Mr. Slover is a trustee; and 27,000 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.

        (11) Includes 290,400 shares issuable upon exercise of options exercisable within 60 days of August 16, 1996.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incurred attorneys' fees in the amounts of approximately $358,000 in fiscal 1996 in connection with services provided by the firm of Goodson and Wachtel A Professional Corporation. That firm continues to provide legal services to the Company. Marvin Goodson, a director and shareholder of the Company, is a principal with that law firm. In addition, that firm represents the Hayman Family Trusts and the Haskel, Inc. Profit Sharing Plan, who are principal shareholders of the Company.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number       Exhibit Description

  3.1        Restated Articles of Incorporation of the Company, as amended.
             (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995)

  3.2        Restated Bylaws of the Company, as amended.

  4.1        Specimen Class A  Common Stock and Class B Stock Certificates.
             (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

  4.2        Form of Underwriter's Warrants. (Incorporated by reference to
             Exhibit 4.2 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.1 1989 Incentive Stock Option Plan and form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.2        Non-Qualified Stock Option Plan and form of Stock Option Agreement.
             (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.3        1995 Incentive Stock Option Plan and form of Stock Option
             Agreement.

 10.4        1995 Formula Stock Option Plan and form of Stock Option Agreement.

 10.5        Haskel Inc. Profit Sharing Plan. (Incorporated by reference to
             Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.6 Haskel Energy Systems, Ltd. Pension Plan. (Incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.7 Agreement and Plan of Reorganization of M.G. Electronics, Inc. into Haskel Network Group, Inc. dated November 17, 1993 and related Indemnification Agreement and Agreement of Merger. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.8        Employment Agreement dated November 17, 1993 between Maury S.
             Friedman and the Company. (Incorporated by reference to Exhibit
             10.8 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.9        Non-Competition Agreement dated November 17, 1993 between Maury S.
             Friedman, the Friedman Family Trust and M.G. Electronics, Inc. (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

Exhibit
Number       Exhibit Description

 10.10 Consulting Agreement dated March 21, 1996 between the Company and Maury S. Friedman. (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q for the period ended February 29, 1996)

 10.11 Leases dated June 1, 1993 and September 24, 1993 between West Lake Village Industrial Park and M.G. Electronics, Inc. (Incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.12 Consultant and Widow's Pension Agreement dated May 16, 1983 between the Company and Frederick J. Broderick and related Memorandum dated April 22, 1993. (Incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.13 Glendale Superfund Site PRP Organization Agreement dated October 28, 1993 by and among the Company and the other PRPs in the Group. (Incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.14 Amendment to the Glendale Superfund Site PRP Organization Agreement dated as of January 11, 1996 by and among the Company and the other PRPs in the Group.

 10.15 Memorandum of Agreement Regarding Cost-Sharing for the Glendale Operable Unit Superfund Sites dated June 7, 1995 by and among the Company and the other PRPs in the Group.

 10.16       Underwriter's Warrant Agreement. (Incorporated by reference to
             Exhibit 10.18 of the Company's Registration Statement on Form S-1 (File No. 33-74362))

 10.17 Loan Agreement dated February 21, 1995 by and between the Company and Union Bank and related Commercial Promissory Note, Arbitration Agreement, Continuing Guaranty and Security Agreement-Pledge. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1995)

 10.18 First Amendment dated as of August 30, 1995 to Loan Agreement between the Company and Union Bank.

 10.19 Second Amendment dated as of February 13, 1996 to Loan Agreement between the Company and Union Bank.

Exhibit
Number        Exhibit Description

 10.20 Third Amendment dated as of April 16, 1996 to Loan Agreement between the Company and Union Bank.

 10.21        Employment Agreement dated December 22, 1995 regarding James C.
              Minyard.

 10.22        Haskel International, Inc. Executive Separation Pay Plan.

 11.1         Statement regarding computation of net income per share.

 21           Schedule of Subsidiaries.

 27           Financial Data Schedule.

         The following schedules supporting the financial statements:

         Schedule II       Valuation and Qualifying Accounts

(b)      Reports on Form 8-K:

         The Company filed one Current Report on Form 8-K dated May 31, 1996, during the fourth quarter of its fiscal year, reporting certain information under Item 5 thereof. No financial statements were filed therewith.

                                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 26, 1996                      HASKEL INTERNATIONAL, INC.

                                            By /s/ Lonnie D. Schnell
                                               ---------------------------------
                                               Lonnie D. Schnell
                                               Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, each person whose signature appears below constitutes and appoints R. Malcolm Greaves and Lonnie D. Schnell, or any one of them, his attorney-in-fact and agent, with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature                                 Title                       Date
- ---------                                 -----                       ----

/s/ Edward Malkowicz               Chairman of the Board         August 26, 1996
- -----------------------------      and Director
Edward Malkowicz


/s/ R. Malcolm Greaves             Chief Executive Officer       August 26, 1996
- -----------------------------      and Director
R. Malcolm Greaves


/s/ Marvin L. Goldberger           Director                      August 26, 1996
- -----------------------------
Marvin L. Goldberger


/s/ Marvin Goodson                 Director                      August 26, 1996
- -----------------------------
Marvin Goodson



- -----------------------------      Director                      August     1996
Stanley T. Myers


/s/ Terrence A. Noonan             Director                      August 26, 1996
- -----------------------------
Terrence A. Noonan


- -----------------------------      Director                      August     1996
William L. Slover

                           HASKEL INTERNATIONAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Independent Auditors' Reports...........................................   F-1

Consolidated Balance Sheets
at May 31, 1995 and 1996................................................   F-3

Consolidated Statements of Income
for the years ended May 31, 1994, 1995 and 1996.........................   F-5

Consolidated Statements of Shareholders' Equity
for the years ended May 31, 1994, 1995 and 1996.........................   F-6

Consolidated Statements of Cash Flows
for the years ended May 31, 1994, 1995 and 1996.........................   F-7

Notes to Consolidated Financial Statements..............................   F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Haskel International, Inc.:

We have audited the accompanying consolidated balance sheets of Haskel International, Inc. and its subsidiaries as of May 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits. We did not audit the financial statements of Haskel Energy Systems, Ltd. ("HESL") (a consolidated subsidiary), which statements reflect total assets constituting 35% and 30% of consolidated total assets at May 31, 1995 and 1996, respectively, and total sales constituting 28%, 28% and 31% for fiscal years 1994, 1995 and 1996, respectively, of consolidated total sales. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HESL, is based solely upon the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Haskel International, Inc. and its subsidiaries at May 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




DELOITTE & TOUCHE LLP
Los Angeles, California
August 23, 1996

                 INDEPENDENT AUDITORS' REPORT TO THE MEMBERS OF
                          HASKEL ENERGY SYSTEMS LIMITED

We have audited the consolidated balance sheets of Haskel Energy Systems Limited and its subsidiaries as of May 31, 1995 and 1996, and the related consolidated statements of income, of shareholders' equity, and of cash flows for each of the three years in the period ended May 31, 1996 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Haskel Energy Systems Limited and its subsidiaries as of May 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.



PRICE WATERHOUSE
Chartered Accountants
and Registered Auditors

Newcastle
United Kingdom
August 23, 1996

                           HASKEL INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                           May 31,         May 31,
                                            1995            1996
                                         ----------     -----------
                          ASSETS
CURRENT ASSETS:
  Cash & cash equivalents                $8,806,000     $ 8,239,000
  Accounts receivable, net                8,870,000       9,581,000
  Inventories                             8,827,000      10,532,000
  Prepaid expenses                          431,000         356,000
  Income taxes receivable                   491,000             -
  Deferred income taxes                   1,022,000       1,260,000
                                         ----------     -----------
        TOTAL CURRENT ASSETS             28,447,000      29,968,000

PROPERTY, PLANT & EQUIPMENT, NET          5,351,000       5,526,000

PURCHASED TECHNOLOGY, NET                 7,098,000       6,569,000

GOODWILL, NET                             3,389,000       3,248,000

OTHER ASSETS                                 10,000          49,000
                                        -----------     -----------
        TOTAL                           $44,295,000     $45,360,000
                                        ===========     ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                                                        May 31,         May 31,
                                                         1995            1996
                                                     -----------     -----------
            LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $   389,000     $   985,000
  Accounts payable                                     3,402,000       3,510,000
  Dividends payable                                      331,000         331,000
  Accrued liabilities                                  2,610,000       3,089,000
  Income taxes payable                                   746,000         162,000
                                                     -----------     -----------
        TOTAL CURRENT LIABILITIES                      7,478,000       8,077,000

LONG-TERM DEBT                                         3,125,000       2,381,000

DEFERRED INCOME TAXES                                    450,000         334,000

OTHER ACCRUED LIABILITIES                              2,235,000       2,348,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock: 2,000,000 shares authorized;
    none issued and outstanding
  Common Stock:
  Class A, without par value; 20,000,000 shares
    authorized; issued and outstanding 4,688,230
    at May 31, 1995 and May 31, 1996                  13,436,000      13,436,000
  Class B, without par value; 40,000 shares
    authorized, issued and outstanding at
    May 31, 1995 and May 31, 1996                         19,000          19,000
  Retained Earnings                                   17,729,000      18,951,000
  Cumulative foreign currency translation adjustment    (177,000)      (186,000)
                                                     -----------    -----------
    Total shareholders' equity                        31,007,000      32,220,000
                                                     -----------     -----------

                TOTAL                                $44,295,000     $45,360,000
                                                     ===========     ===========




See notes to consolidated financial statements

                           HASKEL INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Year Ended May 31,
                                        -------------------------------------------
                                            1994           1995            1996
                                        -----------     ------------   ------------

SALES                                   $41,354,000     $51,701,000     $56,792,000

COST OF SALES                            24,983,000      31,937,000      32,082,000
                                        -----------     -----------     -----------

GROSS PROFIT                             16,371,000      19,764,000      24,710,000

EXPENSES:
    Selling                               7,091,000       7,998,000       9,000,000

    General and administrative            6,573,000       8,342,000      10,356,000

    Engineering design, research          1,186,000       1,151,000         905,000
      and development

    Restructuring Costs                     620,000            -               -

    Environmental reserve costs           1,039,000            -               -
                                        -----------     -----------     -----------
        Total                            16,509,000      17,491,000      20,261,000
                                        -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS              (138,000)      2,273,000       4,449,000

OTHER INCOME (EXPENSE):
    Interest expense                       (308,000)       (550,000)       (274,000)
    Interest income                         423,000         435,000         356,000
    Other                                    56,000        (182,000)         13,000
                                        -----------     -----------     -----------
                                            171,000        (297,000)         95,000
                                        -----------     -----------     -----------
INCOME BEFORE INCOME
    TAXES                                    33,000       1,976,000       4,544,000

PROVISION FOR INCOME TAXES                   30,000         957,000       1,997,000
                                        -----------     -----------     -----------
NET INCOME                              $     3,000     $ 1,019,000     $ 2,547,000
                                        ===========     ===========     ===========
PER SHARE DATA:
    NET INCOME                                $0.00           $0.23           $0.54
    DIVIDENDS                                 $0.36           $0.28           $0.28
                                        ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON EQUIVALENT
 SHARES OUTSTANDING                       3,929,349       4,500,783       4,738,266
                                        ===========     ===========     ===========

See notes to consolidated financial statements

                           HASKEL INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   YEAR ENDED MAY 31,
                                        -------------------------------------------
                                            1994            1995            1996
                                        -----------     -----------     -----------
SHARES OUTSTANDING

COMMON STOCK, CLASS A SHARES
Balance, beginning of year                2,906,372       3,406,470       4,688,230
Issuance of common stock                    500,098         874,500            -
Conversion of common stock                     -            407,260            -
                                        -----------     -----------     -----------
  BALANCE, END OF YEAR                    3,406,470       4,688,230       4,688,230
                                        ===========     ===========     ===========

COMMON STOCK, CLASS B SHARES
Balance, beginning of year                  449,955         447,260          40,000
Repurchase of common stock                   (2,695)           -               -
Conversion of common stock                     -           (407,260)           -
                                        -----------     -----------     -----------
  BALANCE, END OF YEAR                      447,260          40,000          40,000
                                        ===========     ===========     ===========

COMMON STOCK, CLASS A
Balance, beginning of year              $ 3,296,000     $ 6,859,000     $13,436,000
Issuance of common stock                  3,563,000       6,381,000            -
Conversion of common stock                     -            196,000            -
                                        -----------     -----------     -----------
  BALANCE, END OF YEAR                    6,859,000      13,436,000      13,436,000
                                        -----------     -----------     -----------

COMMON STOCK, CLASS B
Balance, beginning of year                  218,000         215,000          19,000
Repurchase of common stock                   (3,000)           -               -
Conversion of common stock                     -           (196,000)           -
                                        -----------     -----------     -----------
  BALANCE, END OF YEAR                     215,000           19,000          19,000
                                        -----------     -----------     -----------

RETAINED EARNINGS
Balance, beginning of year               21,817,000      17,971,000      17,729,000
Net income                                    3,000       1,019,000       2,547,000
Repurchase of common stock                  (22,000)
Cash dividends, class A and B shares     (1,316,000)     (1,261,000)     (1,325,000)
Dividend - related party                 (2,511,000)
                                        -----------     -----------     -----------
  BALANCE, END OF YEAR                   17,971,000      17,729,000      18,951,000
                                        -----------     -----------     -----------
CUMULATIVE TRANSLATION ADJUSTMENT
   BALANCE, END OF YEAR                    (661,000)       (177,000)       (186,000)
                                        -----------     -----------     -----------
TOTAL SHAREHOLDERS' EQUITY              $24,384,000     $31,007,000     $32,220,000
                                        ===========     ===========     ===========


See notes to consolidated financial statements

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended May 31,
                                                          ------------------------------------------
                                                             1994           1995           1996
                                                             ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                              $    3,000     $ 1,019,000     $ 2,547,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                          1,011,000       1,515,000       1,825,000
    Gain on sale of property                                 (19,000)        (15,000)         (5,000)
    Deferred income taxes                                   (453,000)       (242,000)       (354,000)
    Effect of exchange rate changes                         (221,000)        368,000          41,000
    Changes in operating assets and liabilities
      (net of acquisitions):
      Accounts receivable, net                               253,000         904,000        (711,000)
      Inventories                                            614,000        (617,000)     (1,436,000)
      Prepaid expenses and other assets                     (124,000)        322,000          36,000
      Accounts payable and accrued liabilities               466,000        (456,000)        700,000
      Income taxes                                        (1,034,000)       (165,000)        (93,000)
                                                         -----------     -----------     -----------
          Net cash provided by operating activities          496,000       2,633,000       2,550,000
                                                         -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                  (1,279,000)     (1,330,000)     (1,272,000)
    Proceeds from sale of property                            79,000          78,000          90,000
    Repayment on notes receivable-related party              549,000
    Purchase of subsidiary (net of cash and
      cash equivalents acquired)                          (5,770,000)                       (159,000)
    Increase in long-term investments                       (216,000)
                                                         -----------     -----------     -----------
          Net cash used in investing activities           (6,637,000)     (1,252,000)     (1,341,000)
                                                         -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt-related party                    (2,000,000)
    Principal payments on long-term debt                    (141,000)     (3,173,000)       (401,000)
    Proceeds from issuance of debt                         6,000,000
    Proceeds from issuance of common stock                   332,000       6,754,000
    Repurchase of common stock                               (25,000)
    Deferred public offering costs                          (373,000)
    Dividends declared                                    (1,316,000)     (1,261,000)     (1,325,000)
    Repayment of notes payable                                              (192,000)
    Increase (decrease) in dividends payable                (173,000)         60,000
    Dividend-related party                                  (635,000)
                                                         -----------     -----------     -----------
          Net cash provided by (used in)
            financing activities                           3,669,000         188,000      (1,726,000)
                                                         -----------     -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                    (144,000)        117,000         (50,000)
                                                         -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                      (2,616,000)      1,686,000        (567,000)
                                                         -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                    9,736,000       7,120,000       8,806,000
                                                         -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 7,120,000     $ 8,806,000     $ 8,239,000
                                                         ===========     ===========     ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                                   Year Ended May 31,
                                                          ------------------------------------------
                                                             1994           1995           1996
                                                             ----           ----           ----
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the year for:
    Interest                                               $   280,000     $   580,000     $   256,000
                                                           ===========     ===========     ===========
    Income taxes                                            $ 1,652,00     $ 1,245,000     $ 2,128,000
                                                           ===========     ===========     ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    On October 14, 1993, the Company paid $1,000,000 in cash and issued a promissory note in the amount of $3,500,000 in connection with the purchase of land and buildings. Because the property was purchased from a group of controlling shareholders, the Company has recorded the property at the historical net book value ($365,000) to such shareholders and has reflected the excess of the purchase price as a deemed dividend of $2,511,000 ($635,000 of which is cash) net of deferred income taxes of $1,624,000. In November 1994, the Company paid the promissory note with $2,000,000 cash and offsetting a $1,500,000 note receivable from such shareholders.

    On November 19, 1993, the Company acquired all the outstanding stock of M.G. Electronics, Inc. (MGE) for $9,499,000 ($6,000,000 in cash, $268,000 acquisition costs and $3,231,000 of Class A Common Stock) plus assumed liabilities.

        Fair value of assets acquired                   $ 13,273,000
        Cash paid                                         (6,268,000)
        Common stock issued                               (3,231,000)
                                                         -----------
        Liabilities assumed                              $ 3,774,000
                                                         ===========

    On December 30, 1993, the Company's wholly owned foreign operating subsidiary, Haskel Energy Systems, Ltd. ("HESL"), acquired all of the outstanding stock of Enviroclean Systems Limited for $207,000 ($15,000 in cash and a note payable of $192,000) plus liabilities.

        Fair value of assets acquired                   $    859,000
        Cash paid                                            (15,000)
                                                         -----------
        Liabilities assumed                              $   844,000
                                                         ===========

    In fiscal year 1995, $6,670,000 was raised (net of offering costs) in connection with the Company's initial public offering of Class A Common Stock. These proceeds, net of deferred public offering costs of $373,000, resulted in net proceeds from the offering of $6,297,000.

    On November 30, 1995, HESL acquired certain assets of Armaturenbau GmbH for $412,000 ($159,000 in cash and a note payble of $253,000.)

See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Haskel International, Inc. (the "Company"), its wholly owned operating domestic subsidiaries and its operating foreign subsidiary, Haskel Energy Systems, Ltd. ("HESL"), and its operating subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

         The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost or market. The cost of domestic inventories is determined by the last-in, first-out (LIFO) method and represents approximately 67% and 64% of consolidated inventories at May 31, 1995 and 1996, respectively. All other inventories are valued using the first-in, first-out (FIFO) method. If all domestic inventories had been valued on the FIFO method, they would have been higher by $1,766,000 and $1,843,000 at May 31, 1995 and 1996, respectively.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from 3 to 30 years, using principally the straight-line method. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

Income Taxes

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Fair Value of Financial Instruments

         The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of such instruments. The carrying values of notes payable approximate fair value due to the fact that the majority of the notes are based on variable interest rates.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

         Revenue is recognized upon shipment of product. Accounts receivable are uncollateralized and contain no significant concentrations of credit risk.

Research and Development

         Research and development costs are expensed as incurred.

Earnings Per Share

         Earnings per share are computed based upon the weighted average number of common shares and dilutive common share equivalents (consisting of incentive stock options and nonqualified stock options) outstanding during the periods.

Foreign Currency Translation

         Foreign assets and liabilities are translated to their United States dollar equivalents based on rates of exchange prevailing at the end of each respective period. Income statement information is translated using the average rate for the year. Gains and losses resulting from foreign currency transactions, which have not been significant, are included in the consolidated statements of income. Gains and losses resulting from translation of foreign financial statements are included as a separate component of shareholders' equity.

Restructuring Costs

         During 1994, the Company restructured part of its operations. The restructuring charge, which related almost entirely to certain employee termination benefits, was substantially paid as of May 31, 1994.

Intangible Assets

         The Company reviews the carrying value of all intangible assets on a quarterly basis, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of an intangible asset, the carrying value is written down to fair market value in the period the impairment is identified.

Stock Options

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company plans to adopt only the disclosure portion of the statement and therefore does not expect the statement to have a material impact on the financial statements.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain reclassifications have been made in the 1994 and 1995 financial statements to conform with the 1996 financial statement presentation.


2.   MERGERS AND ACQUISITIONS

         On November 19, 1993, the Company paid $6,000,000 in cash, $268,000 in acquisition costs and issued 450,000 shares of its Class A Common Stock in exchange for all of the outstanding common stock of MGE. The transaction has been accounted for as a purchase. The valuation of the Company's stock used in recording the purchase price was $7.18 per share, which was the value as of the fiscal year ended May 31, 1993 as determined by an independent appraisal. In connection with the acquisition, the Company recorded purchased technology of $7,900,000 and goodwill of $3,428,000, which are being amortized over 15 years.

         On December 30, 1993, HESL acquired all the outstanding stock of Enviroclean Systems Limited in exchange for $15,000 in cash and a note payable of $192,000. In connection with the acquisition, the Company recorded goodwill of approximately $320,000, which is being amortized over 15 years.

         On November 30, 1995, HESL acquired certain assets of Armaturenbau GmbH in exchange for $159,000 in cash and a note payable of $253,000. In connection with the acquisition, the Company recorded goodwill of approximately $108,000, which is being amortized over 15 years.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

3.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                             May 31,             May 31,
                                                              1995                1996
                                                          ------------        ------------

Cash and cash equivalents:
  Cash in banks ...................................       $  2,980,000        $  2,901,000
  Time deposits ...................................          5,826,000           5,338,000
                                                          ------------        ------------
                                                          $  8,806,000        $  8,239,000
                                                          ============        ============
Accounts receivable:
  Accounts receivable .............................       $  9,785,000        $ 10,542,000
  Less: Allowance for doubtful accounts ...........           (915,000)           (961,000)
                                                          ------------        ------------
                                                          $  8,870,000        $  9,581,000
                                                          ============        ============
Inventories:
  Raw materials ...................................       $  2,837,000        $  3,335,000
  Work-in-process .................................          1,249,000           2,032,000
  Finished goods ..................................          4,741,000           5,165,000
                                                          ------------        ------------
                                                          $  8,827,000        $ 10,532,000
                                                          ============        ============
Property, plant and equipment:
  Land and building ...............................       $  2,655,000        $  2,636,000
  Computer equipment ..............................          1,730,000           2,530,000
  Machinery and equipment .........................          3,154,000           3,378,000
  Furniture and fixtures ..........................          2,646,000           2,466,000
  Leasehold improvements ..........................          1,269,000           1,436,000
                                                          ------------        ------------
                                                            11,454,000          12,446,000
  Less: Accumulated depreciation and amortization..         (6,116,000)         (6,920,000)
                                                          ------------        ------------
                                                             5,338,000           5,526,000
                                                          ------------        ------------

Equipment under capital lease .....................             43,000
Less: Accumulated amortization ....................            (30,000)
                                                          ------------
                                                                13,000
                                                          ------------
                                                          $  5,351,000        $  5,526,000
                                                          ============        ============
Purchased technology:
  Purchased technology ............................       $  7,900,000        $  7,900,000
  Less: Accumulated amortization ..................           (802,000)         (1,331,000)
                                                          ============        ============
                                                          $  7,098,000        $  6,569,000
                                                          ============        ============
Goodwill:
  Goodwill ........................................       $  3,760,000        $  3,859,000
  Less: Accumulated amortization ..................           (371,000)           (611,000)
                                                          ------------        ------------
                                                          $  3,389,000        $  3,248,000
                                                          ============        ============

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

3.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (CONTINUED)

                                                       May 31,          May 31,
                                                        1995             1996
                                                    -----------       ----------
Accrued Liabilities:
  Accrued payroll and related expenses .....        $  529,000        $  452,000
  Accrued bonuses ..........................           123,000           725,000
  Accrued environmental expenses ...........           171,000            93,000
  Accrued retirement benefits ..............           113,000           209,000
  Accrued vacation .........................           323,000           521,000
  Accrued commissions ......................           282,000           284,000
  Other ....................................         1,069,000           805,000
                                                    ----------        ----------
                                                    $2,610,000        $3,089,000
                                                    ==========        ==========


4.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                        May 31,         May 31,
                                                                         1995            1996
                                                                      ----------      ----------

Various installment notes issued in connection with stock
  repurchases. Principal payable in equal quarterly
  installments through February 2000. Interest payable at
  a rate equal to one year Treasury Notes adjusted
  quarterly.  Interest rate at May 31, 1996 was 5.19%............     $  501,000      $  386,000
Non-interest bearing note payable issued in connection
  with acquisition.  Payable in three annual installments of
  $95,000. Interest imputed based on an assumed
  interest rate of 8%............................................                        241,000
Note payable to bank, principal payable in 46 equal
  monthly installments of $65,200 beginning in February,
  1996. The unpaid principal balance bears interest, to be
  paid monthly, based upon the LIBOR rate plus 1 3/4%.
  Interest rate at May 31, 1996 was 6.87%.
  Collateralized by 50% of the Company's stock in HESL...........      3,000,000       2,739,000
Capitalized equipment lease obligation, secured by the
  related equipment, payable in monthly installments
  including interest at 10.75% through September 1995 ...........         13,000
                                                                      ----------      ----------
                                                                       3,514,000       3,366,000
Less:  Current portion of long-term debt.........................       (389,000)       (985,000)
                                                                      ----------      ----------
Long-term debt...................................................     $3,125,000      $2,381,000
                                                                      ==========      ==========

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

4.   LONG-TERM DEBT (CONTINUED)

Amounts of scheduled debt repayments by fiscal year are summarized as follows:

                                                                    May 31,
                                                                  ----------
         1997 ..................................................  $  985,000
         1998 ..................................................     973,000
         1999 ..................................................     947,000
         2000 ..................................................     461,000
                                                                  ----------
                                                                  $3,366,000
                                                                  ==========

         The Company has a $5 million revolving line of credit available with a bank at an interest rate equal to the LIBOR rate plus 1 1/2% (6.62% at May 31, 1996). There were no outstanding balances under the line of credit as of May 31, 1995 or 1996.

         The Company has a $4 million acquisition line of credit available with the same bank at an interest rate equal to the LIBOR rate plus 1 3/4% (6.87% at May 31, 1996). The Company may make minimum draws against this line of $250,000. Balances outstanding against this line at the end of February each year are converted into a five-year term loan, payable in 48 equal installments beginning one year from the conversion to a term loan. The term loan with the bank bears interest at the same rate as the acquisition line. There were no borrowings against this acquisition line and no term loans associated with this line outstanding as of May 31, 1996.

         The above loan agreement with the bank contains certain covenants, including a requirement to maintain working capital of not less than $15,000,000; tangible net worth of not less than $18,000,000; and earnings before income taxes, depreciation and amortization equal to or greater than 1.25 times required debt service, dividends and capital expenditures. In addition, the covenants restrict the Company's ability to incur indebtedness, pay dividends in the event of default, consummate certain mergers and make capital expenditures in excess of $2,000,000. As of May 31, 1996, the Company was in compliance with all of the covenants of the loan agreement.

5.   LEASE COMMITMENTS

         The Company leases office space, plant and warehouse facilities under operating lease agreements expiring at various dates through October 2000. Some of the operating leases contain renewal options and provisions requiring the Company to pay property tax increases in addition to the minimum rental. Additionally, the Company leases automobiles under operating lease agreements expiring at various dates through November 1997.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

5.   LEASE COMMITMENTS (CONTINUED)

         Future minimum rental payments under operating leases with an initial term of one year or more are as follows:

         Fiscal year ending May 31,
           1997 ..............................................   $231,000
           1998 ..............................................    161,000
           1999 ..............................................     78,000
           2000 ..............................................     29,000
           2001 ..............................................      6,000
                                                                 --------
         Total minimum lease payments ........................   $505,000
                                                                 ========


         Rent expense for all operating leases was $328,000, $212,000, and $246,000 for fiscal years 1994, 1995 and 1996, respectively. See discussion of related party leases in Note 11.

6.    INCOME TAXES

         The provision for income taxes is summarized as follows:

                                               Fiscal Year Ended May 31,
                                               -------------------------
                                            1994          1995          1996
                                            ----          ----          ----
         Current:
           Federal ...................   $  62,000    $  311,000    $1,124,000
           State .....................      (9,000)      263,000       326,000
           Foreign ...................     430,000       625,000       901,000
                                         -------------------------------------
                                           483,000     1,199,000     2,351,000
         Deferred:
           Federal ...................    (394,000)     (180,000)     (305,000)
           State .....................     (59,000)      (62,000)      (49,000)
                                         -------------------------------------
                                         $  30,000    $  957,000    $1,997,000
                                         =====================================


         HESL had undistributed earnings of approximately $12,100,000 at May 31, 1995. In July 1995, $3,500,000 of these earnings were distributed to the Company. The Company included income taxes on this distribution in its fiscal year 1995 tax provision. Management retained permanently the remaining $8,600,000 of the undistributed earnings of HESL as of May 31, 1995 primarily for internal growth and strategic acquisitions outside of the United States. Unrecognized income taxes on such earnings would be approximately 2 1/2 percent, or $215,000, after taking into effect foreign tax credits which would be available as a reduction of the majority of the U.S. income tax in the event of the future distribution of these earnings. In fiscal year 1996, the Company has provided taxes (net of expected foreign tax credits) on the undistributed earnings of HESL in excess of the $8,600,000 permanently retained.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996

6.  INCOME TAXES (CONTINUED)

         The components of deferred tax assets (liabilities) are as follows:

                                                May 31, 1995                 May 31, 1996
                                                ------------                 ------------
                                          Federal         State         Federal         State
                                        --------------------------------------------------------
Deferred tax assets:
  Uniform capitalization rules .....    $   280,000    $    66,000    $   280,000    $    54,000
  Allowance for doubtful accounts ...       250,000         59,000        281,000         63,000
  Environmental accrual .............       362,000         85,000        342,000         65,000
  Vacation and sick accrual .........       101,000         24,000        137,000         26,000
  Retirement accrual ................       470,000        111,000        451,000         87,000
  Reserve for obsolescence ..........       224,000         53,000        283,000         77,000
  Purchased land/building - related..
      party (Note 11) ...............     1,275,000        326,000      1,286,000        263,000
  State taxes .......................        25,000                        62,000
  Other .............................         7,000          2,000         90,000         18,000
                                        --------------------------------------------------------
Total deferred tax assets ...........     2,994,000        726,000      3,212,000        653,000
Deferred tax liabilities:
  Depreciation ......................      (126,000)       (31,000)      (160,000)       (31,000)
  Purchased technology ..............    (2,413,000)      (568,000)    (2,234,000)      (428,000)
  Other .............................        (7,000)        (2,000)       (66,000)       (20,000)
                                        --------------------------------------------------------
Total deferred tax liabilities ......    (2,546,000)      (601,000)    (2,460,000)      (479,000)
                                        --------------------------------------------------------
Net deferred tax asset ..............   $   448,000    $   125,000    $   752,000    $   174,000
                                        --------------------------------------------------------

         The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 35% to income before income taxes and the actual income taxes follows:

                                                             Fiscal Year Ended May 31,
                                                             -------------------------
                                                          1994          1995        1996
                                                          ----          ----        ----
Income tax expense at statutory rate ..............   $   11,000    $  692,000   $1,590,000
State income taxes, net of federal tax benefit ....      (44,000)      130,000      131,000
Goodwill ..........................................                     78,000       79,000
Tax-free municipal bond interest ..................      (19,000)
Taxes associated with dividends  from HESL ........                     34,000       53,000
Foreign income subject to tax other than at federal
statutory rate ....................................                                 110,000
Other .............................................       82,000        23,000       34,000
                                                      -------------------------------------
                                                      $   30,000    $  957,000   $1,997,000
                                                      =====================================

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996


7.   PROFIT SHARING PLAN

         The Company has a profit sharing plan which covers substantially all U.S. employees. Contributions are at the discretion of the Board of Directors. The Company did not make any profit sharing contributions for fiscal years 1994, 1995 or 1996.

8.   RETIREMENT PLANS

         HESL maintains two pension plans for the benefit of employees:

         (a) The Haskel Retirement Benefits Plan provides future benefits for all employees of HESL who have completed one year of qualifying service.

         (b) A Discretionary Benefits Plan provides additional future benefits for United Kingdom directors.

         Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." Plan assets are held separately from those of HESL and are invested with insurance companies. Certain selected information for the plans is as follows:

                                                                       May 31,
                                                             --------------------------
                                                                 1995          1996
                                                             ------------   -----------
Actuarial present value of benefit obligations:
  Vested benefits .........................................   $ 1,385,000   $ 1,897,000
  Non-vested benefits .....................................       185,000       174,000
                                                              -----------   -----------
Accumulated benefit obligation ............................     1,570,000     2,071,000
Effect of projected salary increases ......................       796,000       229,000
                                                              -----------   -----------
Projected benefit obligation ..............................     2,366,000     2,300,000
Net assets available for benefits (market value) ..........     1,766,000     1,876,000
                                                              -----------   -----------
Projected benefit obligation in excess of plan assets .....       600,000       424,000
Unrecognized net obligation being recognized over 15 years        558,000       469,000
                                                              -----------   -----------
Unfunded obligation / (Prepaid pension cost) ..............   $    42,000   $   (45,000)
                                                              ===========   ===========

         Net periodic pension cost included the following components:

                                                     1994         1995          1996
                                                   ---------    ---------    ---------
Service cost - benefits earned during the period   $ 134,000    $ 131,000    $ 158,000
Interest cost on projected benefit obligation ..     224,000      214,000      184,000
Expected return on plan assets .................    (158,000)    (158,000)    (150,000)
Amortization of unrecognized net obligation ....      48,000       42,000       16,000
                                                   ---------    ---------    ---------
Net periodic pension cost ......................   $ 248,000    $ 229,000    $ 208,000
                                                   =========    =========    =========

         The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 9 percent and 8 percent, respectively, for fiscal years 1994 and 1995 and 8 percent and 6 percent, respectively, for fiscal year 1996. The expected long-term rate of return on assets was 9 percent for fiscal years 1994 and 1995 and 8 percent for fiscal year 1996. The discount rate approximates the rate on AA-rated bonds in the United Kingdom.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996


9. STOCK OPTIONS AND WARRANTS

         The Company has four stock option plans: the 1989 Incentive Stock Option Plan and the Nonqualified Stock Option Plan which were replaced by the 1995 Incentive Stock Option Plan and the 1995 Formula Stock Option Plan, respectively. Under the Company's various stock option plans, the Company may issue nonqualified and incentive stock options to officers, directors and other employees to purchase the Company's Class A Common Stock at a price that is not less than 100 percent of the fair market value at the date of grant. The options granted under the 1989 Incentive Stock Option Plan and the Nonqualified Stock Option Plan become exercisable at such times, and in such installments, as were determined by the Board of Directors at the time of the grant. The options granted under the 1995 Incentive Stock Option Plan, which replaced both the 1989 Incentive Stock Option Plan and Nonqualified Stock Option Plan, become exercisable at such times, and in such installments, as are determined by the Stock Option Committee at the time of grant. The options granted under the 1995 Formula Stock Option Plan become exercisable in equal installments over five years. The options under all of the above plans expire no later than ten years after the date of grant. There are 1,380,000 shares of Class A Common Stock reserved for issuance under the option plans as of May 31, 1996. As of May 31, 1996, options for 581,619 of these shares, in the aggregate, were exercisable. The following table summarizes the stock option activity:


                                                        Range of Option
                                             Shares     Prices Per Share
                                            --------    ----------------

         Outstanding at June 1, 1993 ...     410,195     $4.17 - $9.46
         Options exercised .............     (42,100)    $4.17 - $9.46
         Options granted ...............     321,500         $7.18
         Options canceled ..............    (165,310)    $4.17 - $9.46
                                            --------

         Outstanding at May 31, 1994 ...     524,285     $7.00 - $9.46
         Options exercised .............     (12,000)    $7.00 - $7.18
         Options granted ...............     269,000     $8.03 - $10.00
         Options canceled ..............      (2,400)    $8.03 - $9.46
                                            --------

         Outstanding at May 31, 1995 ...     778,885     $7.00 - $10.00
         Options granted ...............     238,000     $5.38 - $7.25
         Options canceled ..............    (182,320)    $5.38 - $9.50
                                            --------

         Outstanding at May 31, 1996 ...     834,565     $5.38 - $10.00
                                            ========

         In connection with the initial public offering of its common stock, the Company sold Representative's Warrants which entitle the holder to purchase up to 75,000 shares of Class A Common Stock at a price per share of $15.00. The Warrants are exercisable for a period of four years beginning November 1, 1995. The warrants contain certain restrictions regarding transferability and registration rights. On November 22, 1994, an option to purchase 25,000 shares of Class A Common Stock was granted to an unaffiliated person at an option price of $10.00 per share. This option is 100% vested and expires November 22, 1999.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996


10.  RETIREMENT BENEFITS

         The Company is committed under unfunded consultant and non-compete agreements to make post-retirement payments to employees in return for consulting services from date of retirement to date of death or disability and subsequent retirement payments to each employee's widow. Total payments associated with these pension agreements were $149,000 for fiscal year 1994 and $139,000 for fiscal years 1995 and 1996. Additionally, the Company has accrued costs of $1,382,000 and $1,348,000 associated with the actuarial present value of the accumulated obligation as of May 31, 1995 and 1996, respectively. The actuarial assumptions used to determine the obligation include an assumed interest rate of 7%. Such accrual was made because the Company determined that significant consulting service would not be required in the future. The current portion of the liability was $139,000 as of May 31, 1995 and 1996 and is included in accrued liabilities. Other accrued liabilities include $1,243,000 and $1,209,000 as of May 31, 1995 and 1996, respectively.

11.    RELATED PARTY TRANSACTIONS

         The Company previously leased its principal office space, plant, and warehouse facilities in Burbank, California from a controlling shareholder of the Company. Lease payments were $161,000 for fiscal year 1994 and are included in rent expense for operating leases presented in Note 5.

         On October 14, 1993, the Company purchased the land and certain buildings previously leased at its Burbank facility from a group of controlling shareholders of the Company. The Company paid $1,000,000 in cash and issued a $3,500,000 promissory note to the sellers. The purchase price was based upon an independent appraisal. The promissory note was repaid in 1995 by a cash payment of $2,000,000 and offsetting a $1,500,000 balance of a note receivable from the same shareholders (see below). Interest paid on the note totaled $167,000 in fiscal year 1995. Because the property was purchased from a group of controlling shareholders, the Company recorded the property at the historical net book value to such shareholders and reflected the excess of the purchase price of $4,500,000 and the net book value of $365,000, as a deemed dividend of $2,511,000 net of deferred income taxes of $1,624,000.

         During fiscal year 1993, the Company received a note in the amount of $1,500,000 from a group of controlling shareholders of the Company. The note receivable was settled during fiscal year 1995 in a non-cash exchange with a portion of a $3,500,000 promissory note (see above) from the Company. Accrued interest receivable on the note was $29,000 as of May 31, 1994. During 1995, $62,000 in interest was received on the note.

         The Company incurred attorneys' fees in the amount of $489,000, $353,000, and $358,000 in 1994, 1995 and 1996, respectively, in connection with services provided by a law firm. A principal with that law firm, which serves as the Company's counsel, is also a director and shareholder of the Company. In addition, that firm represents the Hayman Family Trusts and the Haskel, Inc. Profit Sharing Plan, which are principal shareholders of the Company. The Company had accrued $21,000 and $62,000 as of May 31, 1995 and May 31, 1996, respectively, associated with the above.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996


12.    CONTINGENCY

         The Company is currently under investigation by the Environmental Protection Agency (the "EPA") regarding contamination at the Burbank, California facility which is part of an area known as the San Fernando Valley Area 2 Superfund Site (the "Superfund Site"). A law firm specializing in environmental law has been hired by the Company to represent it in this matter. There are several potentially responsible parties ("PRPs") involved in this investigation. Under applicable law, most notably the federal Comprehensive Environmental Response Compensation and Liability Act, the Company might be jointly and severally liable with the other PRPs for the full cost of cleaning up the Superfund Site.

         The PRP's entered into an agreement whereby they are split between the Glendale-based ("Glendale") parties, in which the Company is included, and the Burbank-based ("Burbank") parties. The Glendale and Burbank parties engaged the services of technical scientists as arbitrators who determined that the Burbank parties would bear 58.8% of total estimated remediation costs of $48,000,000 and the Glendale parties would bear the remaining 41.2%. This split is currently being appealed by the Burbank parties. In July, 1996, the Glendale parties began a mediation amongst themselves regarding the allocation of the 41.2%. Although the mediation is not yet complete, the Company believes, based upon the advice and opinion of its environmental counsel, that the Company's share of the 41.2% portion will not exceed 1.5%, or approximately $300,000, if the arbitrator's determination is upheld.

         In addition to the remediation costs, the EPA has informed the Company that it intends to seek reimbursement from the PRPs for some portion of the $13,000,000 of expenses it has incurred in studying the Superfund Site and three adjacent superfund sites. The EPA also has the right to seek recovery from PRPs for additional administative expenses it incurs in studying the superfund sites. Those expenses are not currently quantifiable or subject to reasonable estimation. The EPA has informed the Company's environmental counsel that only a portion of the $13,000,000 is attributable to the Superfund Site and the Company's counsel believes that this portion will be approximately 25%. Assuming the 25% of the claimed costs are attributable to the Superfund Site, the Company believes, based upon advice and opinion of its environmental counsel, that the Company's share of that amount would be approximately $50,000, based on a projection of a 1.5% allocation. As of May 31, 1995 and 1996, the Company had accrued liabilities of $962,000 and $913,000, respectively, related to this matter. The Company believes, based upon the advice and opinion of its environmental counsel, that the Company's liabilities will be less than the amount currently in reserves for these matters. However, until further definitive facts develop regarding these matters, the reserve amount will not be changed.

          Additionally, the Company was issued a mandate by the Regional Water District to perform testing and clean-up of a site at the same facility. Based on information available to date, management had accrued liabilities of $103,000 and $56,000 as of May 31, 1995 and 1996, respectively, which management believes will be sufficient to perform the requested tasks.

         When the Company initially tendered the EPA claim relative to the Superfund Site, the Company's insurers refused to pay the Company's defense costs. The Company brought litigation against its insurers in which the Company sought an order that its insurers

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996


12.  CONTINGENCY (CONTINUED)

must defend and indemnify the Company with respect to Superfund Site litigation. In August 1995, the trial court ruled that the Company's insurers must reimburse the Company for its defense costs and must pay its defense costs in the future. As a result of this ruling, the Company expects a substantial recovery of its defense costs. Currently, the Company is negotiating with its carriers who have indicated their willingness to pay the Company in excess of $600,000 in past defense costs incurred through May 31, 1996. They have also indicated their willingness to pay all defense costs incurred subsequent to May 31, 1996, at a reasonable rate. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability.

         Due to the nature of environmental matters, there can be no assurance that the Environmental Reserve will be adequate to cover any contingent liabilities arising from the above-referenced environmental matters or that any liability in excess of the Environmental Reserve will not have a materially adverse effect on the Company's results of operations or financial condition.

13.    COMMON STOCK

         Shareholders of Class B Common Stock elect the majority and shareholders of Class A Common Stock elect the minority of the Board of Directors. The holders of Class A Common Stock and Class B Common Stock have equal rights on a per share basis (including the right to dividends) and vote as a single class on all matters except the election of directors.

         During the second quarter of fiscal 1995, the Company effected an Initial Public Offering of 862,500 shares of its Class A Common Stock. The proceeds to the Company for the offering were approximately $7,765,000 (after underwriting commissions and expenses). Other costs associated with the offering were approximately $1,468,000, resulting in net funds available to the Company of approximately $6,297,000.

14.    BUSINESS SEGMENTS

         The Company is organized and operates in two business groups: the Industrial Products Group (IPG) and the Electronic Products Group (EPG). The IPG operates in two segments: industrial products manufacturing and industrial products distribution. The EPG operates in one segment: electronic products distribution. The IPG manufacturing segment manufactures pneumatically and hydraulically driven, high-pressure low-flow, fixed displacement, reciprocating, liquid pumps, gas boosters, chemical injection pumps, air pressure amplifiers, high-pressure valves, regulators, and accessories to complement these products. The IPG manufacturing segment also designs and manufacturers systems. The IPG distribution segment distributes product lines used primarily in the fluid power business, the largest line of which is the Company's products. The EPG distribution segment distributes circuit board-level electronic components to manufacturers of electronic systems and products.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996


14.    BUSINESS SEGMENTS (CONTINUED)

        Intersegment sales are principally sales from the IPG manufacturing segment to the IPG distribution segment. Corporate expenses consist mainly of salaries and related expenses, legal and accounting costs, and directors' fees.

                                                                       Fiscal Year Ended May 31,
                                                                       -------------------------
                                                                1994             1995            1996
                                                                ----             ----            ----
Sales:
  Industrial Products Group - Manufacturing .............   $ 20,062,000    $ 25,603,000    $ 29,184,000
  Industrial Products Group - Distribution ..............     18,811,000      18,019,000      18,718,000
  Electronic Products Group - Distribution ..............      3,896,000      12,819,000      14,623,000
  Less intersegment sales ...............................     (1,415,000)     (4,740,000)     (5,733,000)
                                                            ------------    ------------    ------------
         Total sales ....................................   $ 41,354,000    $ 51,701,000    $ 56,792,000
                                                            ============    ============    ============
Operating profit:
  Industrial Products Group - Manufacturing .............   $    817,000    $  3,024,000    $  4,925,000
  Industrial Products Group - Distribution ..............         50,000       1,310,000       1,707,000
  Electronic Products Group -Distribution ...............         92,000        (413,000)        147,000
                                                            ------------    ------------    ------------
         Total operating profit .........................        959,000       3,921,000       6,779,000
Interest expense ........................................       (308,000)       (550,000)       (274,000)
Interest income .........................................        423,000         435,000         356,000
Other ...................................................         56,000        (182,000)         13,000
Corporate expenses ......................................     (1,097,000)     (1,648,000)     (2,330,000)
                                                            ------------    ------------    ------------
          Income before income taxes ....................   $     33,000    $  1,976,000    $  4,544,000
                                                            ============    ============    ============
Depreciation and amortization:
  Industrial Products Group - Manufacturing .............   $    368,000    $    427,000    $    670,000
  Industrial Products Group - Distribution ..............        210,000         199,000         254,000
  Electronic Products Group - Distribution ..............        433,000         889,000         901,000
                                                            ------------    ------------    ------------
           Total depreciation and amortization ..........   $  1,011,000    $  1,515,000    $  1,825,000
                                                            ============    ============    ============
Capital expenditures (excluding subsidiaries acquired):
  Industrial Products Group - Manufacturing .............   $    982,000    $    903,000    $    687,000
  Industrial Products Group - Distribution ..............        233,000         283,000         335,000
  Electronic Products Group -Distribution ...............         64,000         144,000         250,000
                                                            ------------    ------------    ------------
           Total capital expenditures ...................   $  1,279,000    $  1,330,000    $  1,272,000
                                                            ============    ============    ============

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1994, 1995 AND 1996


14.    BUSINESS SEGMENTS (CONTINUED)

                                                           Fiscal Year Ended May 31,
                                                           -------------------------
                                                     1994            1995            1996
                                                     ----            ----            ----
Identifiable assets:
  Industrial Products Group - Manufacturing..   $ 15,828,000    $ 17,033,000    $ 18,102,000
  Industrial Products Group - Distribution ..     13,769,000      11,130,000      10,482,000
  Electronic Products Group - Distribution ..     12,278,000      12,141,000      10,802,000
  Corporate .................................      2,536,000       3,991,000       5,974,000
                                                ------------    ------------    ------------
            Total assets ....................   $ 44,411,000    $ 44,295,000    $ 45,360,000
                                                ============    ============    ============
Sales:
  United States .............................   $ 32,627,000    $ 40,567,000    $ 42,215,000
  Europe ....................................     11,754,000      14,807,000      19,987,000
  Less sales between geographic areas .......     (3,027,000)     (3,673,000)     (5,410,000)
                                                ------------    ------------    ------------
                                                $ 41,354,000    $ 51,701,000    $ 56,792,000
                                                ============    ============    ============

Operating profit (loss):
  United States .............................   $   (318,000)   $  2,353,000    $  4,346,000
  Europe ....................................      1,277,000       1,568,000       2,433,000
                                                ------------    ------------    ------------
                                                     959,000       3,921,000       6,779,000
Interest expense ............................       (308,000)       (550,000)       (274,000)
Interest income .............................        423,000         435,000         356,000
Other .......................................         56,000        (182,000)         13,000
Corporate expenses ..........................     (1,097,000)     (1,648,000)     (2,330,000)
                                                ------------    ------------    ------------
Income before income taxes ..................   $     33,000    $  1,976,000    $  4,544,000
                                                ============    ============    ============
Identifiable assets:
  United States .............................   $ 30,517,000    $ 28,794,000    $ 31,685,000
  Europe ....................................     13,894,000      15,501,000      13,675,000
                                                ------------    ------------    ------------
                                                $ 44,411,000    $ 44,295,000    $ 45,360,000
                                                ============    ============    ============

         Export sales were $4,326,000 and $5,461,000 during fiscal year 1994 and 1995, respectively. Export sales did not represent more than 10% of total sales during fiscal year 1996.

         No single customer accounted for more than 10% of total sales during fiscal year 1994, 1995 or 1996.


15.  SUBSEQUENT EVENT

         On June 3, 1996, HESL acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited ("HME") in exchange for approximately $814,000. The business is located in Manchester, England.

                                   * * * * * *

                                                        SCHEDULE II

                           HASKEL INTERNATIONAL, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

                        Balance at                                     Balance at
                       Beginning of                                      End of
                         Period        Additions      Write-offs         Period
                       ------------    ---------      ----------       ----------
May 31, 1994            $188,000        $ 73,000        $ 50,000        $211,000

May 31, 1995            $211,000        $791,000        $ 87,000        $915,000

May 31, 1996            $915,000        $389,000        $343,000        $961,000


                                  EXHIBIT INDEX

Exhibit
Number      Exhibit Description
- -------     -------------------
(4)  3.1    Restated Articles of Incorporation of the Company, as amended.

(1)  3.2    Restated Bylaws of the Company, as amended.

(2)  4.1    Specimen Class A Common Stock and Class B Stock Certificates.

(2)  4.2    Form of Underwriter's Warrants.

(2) 10.1    1989  Incentive Stock Option Plan and form of Stock Option
            Agreement.

(2) 10.2    Non-Qualified Stock Option Plan and form of Stock Option Agreement.

(1) 10.3    1995 Incentive Stock Option Plan and form of Stock Option Agreement.

(1) 10.4    1995 Formula Stock Option Plan and form of Stock Option Agreement.

(2) 10.5    Haskel Inc. Profit Sharing Plan.

(2) 10.6    Haskel Energy Systems, Ltd. Pension Plan.

(2) 10.7    Agreement and Plan of Reorganization of M.G. Electronics, Inc. into
            Haskel Network Group, Inc. dated November 17, 1993 and related
            Indemnification Agreement and Agreement of Merger.

(2) 10.8    Employment Agreement dated November 17, 1993 between Maury S.
            Friedman and the Company.

Exhibit
Number      Exhibit Description
- -------     -------------------
(2) 10.9    Non-Competition Agreement dated November 17, 1993 between Maury S.
            Friedman, the Friedman Family Trust and M.G. Electronics, Inc.

(5) 10.10   Consulting Agreement dated  March 21, 1996 between the Company and
            Maury S. Friedman.

(2) 10.11   Leases dated June 1, 1993 and September  24, 1993 between West Lake
            Village Industrial Park and M.G. Electronics, Inc.

(2) 10.12   Consultant and Widow's Pension Agreement dated May 16, 1983 between the Company and Frederick J. Broderick and related Memorandum dated
            April 22, 1993.

(2) 10.13   Glendale Superfund Site PRP Organization Agreement dated October 28,
            1993 by and among the Company and the other PRPs in the Group.

(1) 10.14   Amendment to the Glendale Superfund Site PRP Organization Agreement
            dated as of January 11, 1996 by and among the Company and the other PRPs in the Group.

(1) 10.15   Memorandum of Agreement Regarding Cost-Sharing for the Glendale
            Operable Unit Superfund Sites dated June 7, 1995 by and among the
            Company and the other PRPs in the Group.

(2) 10.16   Underwriter's Warrant Agreement.

(3) 10.17   Loan Agreement dated February 21, 1995 by and between the Company and Union Bank and related Commercial Promissory Note, Arbitration
            Agreement, Continuing Guaranty and Security Agreement-Pledge.

(1) 10.18   First Amendment dated as of August 30, 1995 to Loan Agreement between the Company and Union Bank.

(1) 10.19   Second Amendment dated as of February 13, 1996 to Loan Agreement between the Company and Union Bank.

Exhibit
Number      Exhibit Description
- -------     -------------------
(1) 10.20   Third Amendment dated as of April 16, 1996 to Loan Agreement between the Company and Union Bank.

(1) 10.21   Employment Agreement dated December 22, 1995 regarding James C.
            Minyard.

(1) 10.22   Haskel International, Inc. Executive Separation Pay Plan.

(1) 11.1    Statement regarding computation of net income per share.

(1) 21      Schedule of Subsidiaries.

(1) 27      Financial Data Schedule.


(1)  Filed herewith.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (SEC File No. 33-74362), and incorporated herein by this reference.

(3) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1995, and incorporated herein by this reference.

(4) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by this reference.

(5) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 29, 1996, and incorporated herein by this reference.