Form 10-Q
period 1996-08-31
HASKEL INTERNATIONAL INC
filed 1996-10-15
CIK 918022

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended AUGUST 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From_________________ to_______________________.

COMMISSION FILE NUMBER    0-25068
                        -------------

                          HASKEL INTERNATIONAL, INC.
                          --------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                            95-4107640
           ----------                                            ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                             Identification No.)

     100 EAST GRAHAM PLACE
      BURBANK, CALIFORNIA                                           91502
      -------------------                                           -----
(Address of principal executive offices)                          (Zip Code)


                                 (818) 843-4000
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
  (Former name, address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_.      No_____.

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes ______.     No______ .

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 AS OF OCTOBER 10, 1996 THE REGISTRANT HAD 4,692,230 SHARES OF CLASS A COMMON
         STOCK, AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                     INDEX

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION                                                                         PAGE

Item 1. Financial Statements (Unaudited)

    Consolidated balance sheets - August 31, 1996 and May 31, 1996 . . . . . . . . . . . . . . . . .      3

    Consolidated statements of operations - Three months ended August 31, 1996 and 1995 . . . . . . .     5

    Consolidated statements of cash flows - Three months ended August 31, 1996 and 1995 . . . . . . .     6

    Notes to consolidated financial statements - August 31, 1996  . . . . . . . . . . . . . . . . . .     7

Item 2. Management's discussion and analysis of financial condition and results of operations . . . .     8



PART II. OTHER INFORMATION

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                           HASKEL INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                        August 31,        May 31,
                                           1996            1996
                                        -----------     -----------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents             $ 7,271,000     $ 8,239,000
  Accounts receivable, net                9,748,000       9,581,000
  Inventory, net                         10,836,000      10,532,000
  Prepaid expenses                          414,000         356,000
  Deferred income taxes                   1,260,000       1,260,000
                                        -----------     -----------
    TOTAL CURRENT ASSETS                 29,529,000      29,968,000

PROPERTY, PLANT & EQUIPMENT, Net          6,021,000       5,526,000

PURCHASED TECHNOLOGY, Net                 6,437,000       6,569,000

GOODWILL, Net                             3,189,000       3,248,000

OTHER ASSETS                                 40,000          49,000
                                        -----------     -----------
            TOTAL                       $45,216,000     $45,360,000
                                        ===========     ===========




See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                                                       August 31,     May 31,
                                                          1996         1996
                                                      -----------   -----------
                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                   $   993,000   $   985,000
  Account payable                                       3,445,000     3,510,000
  Dividends payable                                       331,000       331,000
  Accrued liabilities                                   2,550,000     3,089,000
  Income taxes payable                                    407,000       162,000
                                                      -----------   -----------
        TOTAL CURRENT LIABILITIES                       7,726,000     8,077,000

LONG-TERM DEBT                                          2,161,000     2,381,000

DEFERRED INCOME TAXES                                     278,000       334,000

OTHER ACCRUED LIABILITIES                               2,331,000     2,348,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred Stock: 2,000,000 shares authorized;
    none issued and outstanding
  Common Stock:
  Class A, without par value; 20,000,000 shares
    authorized; 4,692,230 and 4,688,230 issued
    and outstanding at August 31, 1996 and
    May 31, 1996, respectively                         13,458,000    13,436,000
  Class B, without par value; 40,000 shares
    authorized, issued and outstanding at
    August 31, 1996 and May 31, 1996                       19,000        19,000
  Retained Earnings                                    19,342,000    18,951,000
  Cumulative foreign currency translation adjustment      (99,000)     (186,000)
                                                      -----------   -----------
        TOTAL SHAREHOLDERS' EQUITY                     32,720,000    32,220,000
                                                      -----------   -----------
                TOTAL                                 $45,216,000   $45,360,000
                                                      ===========   ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)




                                               Three Months
                                             Ended August 31,
                                           1996            1995
                                        -----------     -----------
SALES                                   $13,287,000     $14,404,000
COST OF SALES                             7,150,000       8,861,000
                                        -----------     -----------
GROSS PROFIT                              6,137,000       5,543,000

EXPENSES:
  Selling                                 2,003,000       2,175,000
  General and administrative              2,682,000       2,280,000
  Engineering design, research
    and development                         212,000         227,000
                                        -----------     -----------
    Total                                 4,897,000       4,682,000
                                        -----------     -----------
OPERATING INCOME                          1,240,000         861,000
OTHER INCOME (EXPENSE)                       12,000          41,000
                                        -----------     -----------
INCOME BEFORE INCOME TAXES                1,252,000         902,000
PROVISION FOR INCOME TAXES                  530,000         389,000
                                        -----------     -----------
NET INCOME                              $   722,000     $   513,000
                                        ===========     ===========
PER SHARE DATA:
    NET INCOME                                $0.15           $0.11
                                        ===========     ===========
    DIVIDEND                                  $0.07           $0.07
                                        ===========     ===========



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                AUGUST 31,      AUGUST 31,
                                                   1996            1995
                                                ----------      ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                    $   878,000     $  263,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                             (600,000)       (75,000)
  Proceeds from sale of property                     51,000
  Purchase of subsidiary (net of cash and
    cash equivalents acquired)                     (791,000)
                                                -----------     ----------
      Net cash used in investing activities:     (1,340,000)       (75,000)
                                                -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt             (212,000)       (42,000)
  Proceeds from issuance of common stock             22,000
  Dividends declared                               (331,000)      (331,000)
                                                -----------     ----------
      Net cash used in financing activities:       (521,000)      (373,000)
                                                -----------     ----------
EFFECT OF EXCHANGE RATE ON
  CASH AND CASH EQUIVALENTS                          15,000        (45,000)
                                                -----------     ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                      (968,000)      (230,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                             8,239,000      8,806,000
                                                -----------     ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                 $ 7,271,000     $8,576,000
                                                ===========     ==========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION - Cash paid for:
  Interest                                      $    54,000     $   66,000
                                                ===========     ==========
  Income taxes                                  $   406,000     $  162,000
                                                ===========     ==========

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES -
  On June 3, 1996, the Company's foreign subsidiary, Haskel Energy Systems,
    Limited, acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited for $851,000 ($814,000 in cash and $37,000 in acquisition costs) plus liabilities.

        Fair value of assets acquired           $ 1,067,000
        Cash paid                                  (851,000)
                                                -----------
        Liabilities assumed                     $   216,000
                                                ===========

See notes to consolidated financial statements.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 1996.

NOTE B - INVENTORIES

Inventories consist of the following:

                                             August 31,                         May 31,
                                               1996                              1996
                                          -------------                     ------------
Raw Materials                               $ 2,651,000                      $ 3,335,000
Work in Process                               2,256,000                        2,032,000
Finished Products                             5,929,000                        5,165,000
                                            -----------                      -----------
                                            $10,836,000                      $10,532,000
                                            ===========                      ===========

NOTE C - ACQUISITIONS

On June 3, 1996, the Company's foreign subsidiary, Haskel Energy Systems, Ltd., acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited in exchange for $814,000 in cash and $37,000 in acquisition costs. The business is located in Manchester, England.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales for the quarter ended August 31, 1996 were $13,287,000, as compared with sales of $14,404,000 for the same period in the prior year, a decrease of $1,117,000 or 7.8%. Sales for the first quarter of fiscal year 1997 for the Industrial Products Group ("IPG") increased $3,040,000, or 33.1%, to $12,215,000, as compared with $9,175,000 for the first quarter of fiscal year 1996. These results include increased sales and expanded operations by the IPG in its international markets, particularly in Europe and the Pacific Rim. Approximately $800,000 of this increase is attributable to the activities of businesses acquired in Germany and the United Kingdom and the opening of an office in the Netherlands, none of which were in place in the first quarter of
fiscal year 1996.   Sales for the Electronic Products Group ("EPG") decreased
$4,157,000 to $1,072,000 for the quarter ended August 31, 1996, as compared with $5,229,000 in the comparable period in the prior fiscal year. During the quarter, the electronics industry continued to experience an excess supply of, and generally lower demand for, electronic components. This is particularly true of electronic memory components, the overall result of which was substantially lower occurrences of critical shortages for these components. This, together with increased competition and the effects of restructuring at the EPG, accounted for the decrease in the EPG's sales for the quarter.

Gross profit for the quarter ended August 31, 1996 increased $594,000 to $6,137,000, or 46.2 % of sales, as compared with gross profit of $5,543,000 (38.5% of sales) for the same period in fiscal year 1996. The IPG's gross profit as a percentage of sales increased to 45.7% in the first quarter of fiscal year 1997 from 42.8% in the same period in fiscal year 1996, as the IPG continued to focus on reducing product costs through improved manufacturing processes and reduced material costs. The EPG's gross profit as a percentage of sales increased to 52.0% in the quarter ended August 31, 1996 as compared with 30.8% in the quarter ended August 31, 1995. This increase is largely the result of a significant decrease in sales of low-margin products, principally memory components, in the first quarter of fiscal year 1997, as compared with the first quarter of fiscal year 1996.

Selling, general and administrative, and engineering ("operating") expenses increased $215,000, or 4.6%, to $4,897,000 for the first quarter ended August 31, 1996, as compared with $4,682,000 for the comparable period in fiscal year 1996. As a result of the financial impact of declining market conditions in the electronics industry, the Company reorganized its EPG operations in May 1996, resulting in the closure of its offices in Europe and a 30% reduction of its employees at its U.S.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

facility. In the first quarter of fiscal year 1997, the EPG's performance continued to be weak. As a consequence, the Company took additional action, including the elimination of certain management positions, resulting in approximately $240,000 in severance and other costs. Apart from these costs, operating expenses as a percentage of sales increased to 35.0% in the quarter ended August 31, 1996 from 32.5% in the first quarter of 1996. This increase is a direct result of the decreased sales levels at the EPG not being fully offset by comparable reductions in operating expenses.

Net income increased $209,000 or 40.7% to $722,000 for the first quarter ended August 31, 1996, as compared with $513,000 for the comparable prior period. Although sales decreased in the first quarter of 1997 compared with the same period in fiscal year 1996, improved gross profits resulted in increased net earnings for the quarter ended August 31, 1996 as compared with the same quarter in the prior period.

LIQUIDITY AND SOURCES OF CAPITAL

For the quarter ended August 31, 1996, net cash provided by operating activities was $878,000 and resulted principally from net income in the period.

During the quarter ended August 31, 1996, cash used for investing activities consisted primarily of cash used to acquire a new subsidiary and capital expenditures. During the quarter ended August 31, 1995, cash used for investing activities consisted of capital expenditures. Cash used in financing activities for the first quarter ended August 31, 1996 and 1995 consisted principally of payments on long-term debt and dividends paid to shareholders.

To insure the availability of  funds to meet its various needs, the Company has
a comprehensive credit facility with its bank.   The credit facility includes a
$5,000,000 revolving line of credit; a $4,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures; and a $3,000,000 term loan. At August 31, 1996, the Company had no outstanding balances under the revolving credit or acquisition lines. As of August 31, 1996, the balance of the term debt was $2,543,000, which bears interest at the LIBOR rate plus 1-3/4% (7.25% at August 31, 1996.)

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of August 31, 1996, the Company had $7,271,000 in cash and cash equivalents, and had working capital of $21,803,000, with a ratio of current assets to current liabilities of approximately 3.8:1. This compares with cash and cash equivalents of $8,239,000, and working capital of $21,891,000, with a ratio of current assets to current liabilities of 3.7:1 as of May 31, 1996. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.

                           HASKEL INTERNATIONAL, INC.

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

         During the first quarter of fiscal 1997, the Company's Electronic Products Group ("EPG") continued to turn in a weak performance. This was the result of ongoing weakness in the electronics industry; the lack of critical shortages for electronic components because of an adequate supply of, and decreased demand for, such products; increased competition; and the effects of restructuring at the EPG.

         In an effort to refocus the EPG's position in its niche market, management replaced the President of the EPG, eliminated certain management positions at the EPG and made significant changes to the EPG's sales and marketing team during the first quarter. This resulted in approximately $240,000 in severance and other costs.

         The new management of the EPG is reviewing and updating, where necessary, the Company's marketing strategies, training procedures, and customer and vendor electronic databases. All of these efforts are ongoing. The EPG continues to face increased competition in its business, including competition from some former employees of the EPG.

         Following the end of the quarter, the name of the EPG's principal operating unit was changed to Haskel Electronic Products, Inc. (formerly M.G. Electronics, Inc.).

         Management of the Company is continuing to monitor closely developments in the electronics industry and at the EPG, and will continue to take such additional action as may be necessary.

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         10.1  Employment Agreement dated July 8, 1996 regarding Doranda Frison
         11.1  Statement Re: Computation of Earnings Per Share
         27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report on Form 10-Q.

                           HASKEL INTERNATIONAL, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HASKEL INTERNATIONAL, INC.
                                             (REGISTRANT)

DATE     10-15-96                      /S/ R. MALCOLM GREAVES
                                       ---------------------------------
                                       R. Malcolm Greaves
                                       President and
                                       Chief Executive Officer


DATE     10-15-96                      /S/ LONNIE D. SCHNELL
                                       --------------------------------
                                       Lonnie D. Schnell
                                       Chief Financial Officer