Form 10-Q
period 1996-11-30
HASKEL INTERNATIONAL INC
filed 1997-01-13
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended NOVEMBER 30, 1996
                                -----------------
                                       or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Transition Period From__________to__________
                              --------------------

COMMISSION FILE NUMBER    0 -25068.

                           HASKEL INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                             95-4107640
      (State or other jurisdiction of                (IRS Employer
      incorporation or organization)               Identification No.)

         100 EAST GRAHAM PLACE
          BURBANK, CALIFORNIA                            91502
(Address of principal executive offices)               (Zip Code)

                                (818) 843 - 4000
                                ----------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
   (Former name, address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X. No    .
                                             ----    ---

               Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes   . No   .
                           ---    ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      AS OF JANUARY 10, 1997 THE REGISTRANT HAD 4,692,230 SHARES OF CLASS A COMMON STOCK, AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements (Unaudited)

      Consolidated balance sheets - November 30, 1996 and
            May 31, 1996  .............................................      3

      Consolidated statements of operations - Three months ended
            November 30, 1996 and 1995; Six months ended
            November 30, 1996 and 1995  ...............................      5

      Consolidated statements of cash flows - Six months ended
            November 30, 1996 and 1995  ...............................      6

      Notes to consolidated financial statements -
            November 30, 1996 .........................................      7

Item 2. Management's discussion and analysis of financial
            condition and results of operations .......................     10



PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
            Holders ...................................................     13

Item 5.  Other Information ............................................     15

Item 6.  Exhibits and Reports on Form 8-K .............................     16

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   NOVEMBER 30,       MAY 31,
                                                      1996             1996
                                                   -----------     -----------
                                     ASSETS

CURRENT ASSETS:
     Cash & cash equivalents                       $ 7,221,000     $ 8,239,000
     Accounts receivable, net                       11,168,000       9,581,000
     Inventory, net                                 10,502,000      10,532,000
     Prepaid expenses and other current assets         845,000         356,000
     Assets held for sale                            1,851,000             -
     Deferred income taxes                           1,260,000       1,260,000
                                                   -----------     -----------
          TOTAL CURRENT ASSETS                      32,847,000      29,968,000

PROPERTY, PLANT & EQUIPMENT, Net                     5,553,000       5,526,000

PURCHASED TECHNOLOGY, Net                                  -         6,569,000

GOODWILL, Net                                          388,000       3,248,000

DEFERRED INCOME TAXES                                2,193,000

OTHER ASSETS                                            42,000          49,000
                                                   -----------     -----------

                          TOTAL                    $41,023,000     $45,360,000
                                                   ===========     ===========








See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                                                                 NOVEMBER 30,        MAY 31,
                                                                                     1996             1996
                                                                                 ------------     ------------
                         LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                           $    987,000     $    985,000
     Accounts payable                                                               3,281,000        3,510,000
     Dividends payable                                                                331,000          331,000
     Accrued liabilities                                                            2,746,000        3,089,000
     Income taxes payable                                                             447,000          162,000
                                                                                 ------------     ------------
                     TOTAL CURRENT LIABILITIES                                      7,792,000        8,077,000

LONG-TERM DEBT                                                                      1,855,000        2,381,000

DEFERRED INCOME TAXES                                                                     -            334,000

OTHER ACCRUED LIABILITIES                                                           2,305,000        2,348,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares authorized; 4,692,230 and
        4,688,230 issued and outstanding at November 30, 1996 and
        May 31, 1996, respectively                                                 13,458,000       13,436,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        November 30, 1996 and May 31, 1996                                             19,000           19,000
     Retained Earnings                                                             14,897,000       18,951,000
     Cumulative foreign currency translation adjustment                               697,000         (186,000)
                                                                                 ------------     ------------
             TOTAL SHAREHOLDERS' EQUITY                                            29,071,000       32,220,000
                                                                                 ------------     ------------
                               TOTAL                                             $ 41,023,000     $ 45,360,000
                                                                                 ============     ============





See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                THREE MONTHS                         SIX MONTHS
                                                             ENDED NOVEMBER 30,                   ENDED NOVEMBER 30,
                                                        ------------------------------      ------------------------------
                                                            1996            1995                1996              1995
                                                        ------------      ------------      ------------      ------------
SALES                                                   $ 13,010,000      $  9,905,000      $ 25,225,000      $ 19,261,000

COST OF SALES                                              7,068,000         5,524,000        13,703,000        10,949,000
                                                        ------------      ------------      ------------      ------------

GROSS PROFIT                                               5,942,000         4,381,000        11,522,000         8,312,000

EXPENSES:
     Selling                                               2,134,000         1,838,000         3,939,000         3,495,000

     General and administrative                            1,190,000         1,351,000         3,086,000         2,910,000

     Engineering design, research
             and development                                 273,000           201,000           485,000           428,000

                                                        ------------      ------------      ------------      ------------
             Total                                         3,597,000         3,390,000         7,510,000         6,833,000
                                                        ------------      ------------      ------------      ------------

OPERATING INCOME                                           2,345,000           991,000         4,012,000         1,479,000

OTHER INCOME (EXPENSE)                                        39,000           105,000            98,000           205,000
                                                        ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                   2,384,000         1,096,000         4,110,000         1,684,000

PROVISION FOR INCOME TAXES                                   863,000           411,000         1,567,000           658,000
                                                        ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS                          1,521,000           685,000         2,543,000         1,026,000

DISCONTINUED OPERATIONS:
     Income (loss) from operations, less applicable
         income taxes                                       (229,000)          223,000          (529,000)          395,000

     Estimated loss on disposal of segment                (5,406,000)                         (5,406,000)
                                                        ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                       $ (4,114,000)     $    908,000      $ (3,392,000)     $  1,421,000
                                                        ============      ============      ============      ============

INCOME (LOSS) PER SHARE:
     Continuing operations                                     $0.32             $0.14             $0.53             $0.22
     Discontinued operations:
             Loss from operations                             ($0.05)            $0.05            ($0.11)            $0.08
             Estimated loss on disposal                       ($1.12)              -              ($1.12)              -
                                                        ------------      ------------      ------------      ------------
     Total                                                    ($0.85)            $0.19            ($0.70)            $0.30
                                                        ============      ============      ============      ============
DIVIDEND PER SHARE                                             $0.07             $0.07             $0.14             $0.14
                                                        ============      ============      ============      ============





See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                  NOVEMBER 30,     NOVEMBER 30,
                                                                      1996            1995
                                                                  -----------      -----------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by continuing operations                   $ 1,951,000      $   715,000
     Net cash provided by (used in) discontinued operations          (263,000)         605,000
                                                                  -----------      -----------
     Net cash provided by operating activities                      1,688,000        1,320,000
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES:
     Capital expenditures                                            (990,000)        (359,000)
     Proceeds from sale of property                                    68,000              -
     Purchase of subsidiary (net of cash and cash equivalents
       acquired)                                                     (791,000)        (159,000)
                                                                  -----------      -----------
            Net cash provided by investing
              activities                                           (1,713,000)        (518,000)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING
   ACTIVITIES:
     Principal payments on long-term debt                            (524,000)         (70,000)
     Proceeds from issuance of
       common stock                                                    22,000              -
     Dividends declared                                              (662,000)        (662,000)
                                                                  -----------      -----------
            Net cash provided by financing
              activities                                           (1,164,000)        (732,000)
                                                                  -----------      -----------

EFFECT OF EXCHANGE RATE ON
   CASH AND CASH EQUIVALENTS                                          171,000          (62,000)
                                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                     (1,018,000)           8,000

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                              8,239,000        8,806,000
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                                 $ 7,221,000      $ 8,814,000
                                                                  ===========      ===========

    SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION :
      Cash paid for:
        Interest                                                  $   108,000      $   132,000
                                                                  ===========      ===========
        Income taxes                                              $ 1,006,000      $   627,000
                                                                  ===========      ===========

    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES -
    On June 3, 1996, the Company's foreign subsidiary, Haskel Energy Systems,
      Limited ("HESL"), acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited ("HME") for $851,000 ($814,000 in cash and $37,000 in acquisition costs) plus liabilities.

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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 1996.

NOTE B - INVENTORIES

Inventories consist of the following:

                                    November 30,       May 31,
                                         1996           1996
                                    -----------     -----------
      Raw Materials                  $ 2,585,000     $ 3,335,000
      Work in Process                  1,669,000       2,032,000
      Finished Products                6,248,000       5,165,000
                                     -----------     -----------

                                     $10,502,000     $10,532,000
                                     ===========     ===========

NOTE C - ACQUISITIONS

On June 3, 1996, the Company's foreign subsidiary, Haskel Energy Systems, Ltd., acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited in exchange for $814,000 in cash and $37,000 in acquisition costs plus liabilities. The business is located in Manchester, England.

NOTE D - INSURANCE REIMBURSEMENTS

The general and administrative expenses for the three and six months ended November 30, 1996 include reimbursements of approximately $676,000 from the Company's insurance carriers representing the recovery of legal expenses relating to environmental matters.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE E - DISCONTINUED OPERATIONS

On January 10, 1997, the Company adopted a plan to dispose of its Electronic Products Group ("EPG"). A formal plan of disposal was approved by the Board of Directors, and it is anticipated that the disposal will be completed within the next twelve months.

The estimated loss on disposal of segment included in the statement of operations for the three and six months ended November 30, 1996 reflects the net amount of the following components: the write-down of the net assets of the EPG to the expected market value; disposal costs; anticipated operating income of the EPG through the expected date of disposal; and an income tax benefit of $2,414,000 from the reversal of related deferred tax liabilities. The estimated net realizable value of the EPG has been reclassified on the balance sheet as of November 30, 1996 as "Assets held for sale."

The plan of disposal of the EPG has been accounted for as a discontinued operation and, accordingly, its assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

Information relating to the discontinued operations is as follows:


                                                        THREE MONTHS                     SIX MONTHS
                                                      ENDED NOVEMBER 30,             ENDED NOVEMBER 30,
                                                  1996              1995           1996              1995
                                               -----------      -----------     -----------      -----------
Net sales ................................     $   831,000      $ 4,896,000     $ 1,904,000      $ 9,945,000
Cost of sales ............................         391,000        3,130,000         907,000        6,566,000
                                               -----------      -----------     -----------      -----------
     Gross margin ........................         440,000        1,766,000         997,000        3,379,000
Operating expenses .......................         680,000        1,315,000       1,664,000        2,555,000
Nonoperating expenses ....................          35,000           55,000          82,000          114,000
                                               -----------      -----------     -----------      -----------
Income before income taxes ...............        (275,000)         396,000        (749,000)         710,000
Income tax (benefit)  ....................         (46,000)         173,000        (220,000)         315,000
                                               -----------      -----------     -----------      -----------
     Net income (loss)  ..................     $  (229,000)     $   223,000     $  (529,000)     $   395,000
                                               ===========      ===========     ===========      ===========

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE E - DISCONTINUED OPERATIONS (CONTINUED)

The net assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheet as of November 30, 1996 are as follows:


Current assets:
     Cash......................................................     $   94,000
     Accounts receivable ......................................        462,000
     Inventories...............................................         18,000
     Prepaid expenses .........................................         37,000
                                                                    ----------
         Total current assets .................................        611,000
                                                                    ----------
Current liabilities:
     Accounts payable .........................................         93,000
     Accrued liabilities ......................................        102,000
     Income taxes payable .....................................        129,000
                                                                    ----------
         Total current liabilities.............................        324,000
                                                                    ----------
Net current assets.............................................     $  287,000
                                                                    ==========

Long term assets:
     Property, plant & equipment, net..........................     $  319,000
     Purchased technology, net ................................      6,305,000
     Goodwill, net.............................................      2,760,000
                                                                    ----------
         Total long term assets ...............................      9,384,000
                                                                    ----------

Long term liabilities:
     Deferred taxes ...........................................      2,414,000
     Estimated loss on disposal ...............................      5,406,000
                                                                    ----------
         Total long term liabilities ..........................      7,820,000
                                                                    ----------
Net long term assets ..........................................     $1,564,000
                                                                    ==========

Total assets held for sale ....................................     $1,851,000
                                                                    ==========


NOTE F - SUBSEQUENT EVENT

On December 4, 1996, the Company acquired certain assets of Hogan Fluid Power, Inc. for approximately $380,000 in cash and $50,000 in acquisition costs. The business is located in Houston, Texas.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results and timing of certain events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the integration of acquired operations, the sale of the Electronic Products Group ("EPG"), management of growth and other factors.



DISCONTINUED OPERATIONS

The Company adopted a plan to dispose of its Electronic Products Group ("EPG") on January 10, 1997, and, as a result, the Company has accounted for the EPG as a discontinued operation as of November 30, 1996. The estimated loss on disposal of segment of $5,406,000 included in the statement of operations for the three and six months ended November 30, 1996 reflects the net amount of the following components: the write-down of the net assets of the EPG to the expected market value; disposal costs; anticipated operating income of the EPG through the expected date of disposal; and an income tax benefit of $2,414,000 from the reversal of related deferred tax liabilities. The Company recognized a loss from discontinued operations for the three and six months ended November 30, 1996 of $229,000 and $529,000, respectively, as compared to income from discontinued operations of $223,000 and $395,000, respectively, for the comparable periods in fiscal year 1996. The decrease in income from discontinued operations is the direct result of declining market conditions in the electronics industry due to excess supply as well as increased competition within the industry. The loss from discontinued operations for the six months ended November 30, 1996 includes approximately $240,000 in restructuring costs incurred in the first quarter of fiscal year 1997.



RESULTS OF CONTINUING OPERATIONS

Sales for the second quarter ended November 30, 1996 increased $3,105,000, or 31.3%, to $13,010,000, as compared with sales of $9,905,000 for the same period in the prior year. For the first six months of fiscal year 1997, sales were $25,225,000, or $5,964,000 (31.0%) higher than the same period in fiscal year 1996. These results reflect operations by the Industrial Products Group ("IPG") and include increased sales from new and expanded operations principally in its international markets, particularly in Europe and the Pacific Rim. Sales for the three and six months ended November 30, 1996, included approximately $970,000 and $1,770,000, respectively, which are attributable to activities of businesses acquired in Germany and the United Kingdom and the opening of an office in the Netherlands, none of which were in place during the first half of

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



fiscal year 1996. Additionally, approximately $1,200,000 of the sales included in the three and six months ended November 30, 1996, represents shipments made on a single order to the automotive safety products sector, which represents new products not available in early fiscal year 1996.



Gross profit for the second quarter ended November 30, 1996 increased $1,561,000 to $5,942,000, or 45.7 % of sales, as compared with gross profit of $4,381,000, or 44.2% of sales, for the same period in fiscal year 1996. Gross profit for the first six months of fiscal year 1997 was $11,522,000 (45.7% of sales) as compared to $8,312,000 (43.2% of sales) for the comparable period in fiscal year 1996. The gross profit as a percentage of sales increased as the IPG continued to reduce product costs through improved manufacturing processes and reduced material costs.



General and administrative expenses for the three and six months ended November 30, 1996 include reimbursements of approximately $676,000 from the Company's insurance carriers representing the recovery of legal expenses relating to environmental matters. Excluding these reimbursements, selling, general and administrative, and engineering ("operating") expenses were $4,273,000 or 32.8% of sales for the second quarter ended November 30, 1996 as compared to $3,390,000 or 34.2% of sales for the comparable period in fiscal year 1996. For the six months ended November 30, 1996, these expenses, excluding the insurance reimbursements, were $8,186,000 or 32.5% of sales as compared to $6,833,000 or 35.5% of sales for the prior year. Operating expenses for the three and six months ended November 30, 1996 included approximately $300,000 and $600,000, respectively, attributable to activities of new businesses acquired and started. The remaining increase in operating costs is the direct result of increased expenses to support the Company's growth.



Income from continuing operations for the second quarter ended November 30, 1996 increased $836,000 or 122.0% to $1,521,000 (11.7% of sales) as compared with $685,000 (6.9% of sales) for the comparable prior period. For the six months ended November 30, 1996, income from continuing operations increased $1,517,000 (147.9%) to $2,543,000 (10.1% of sales) as compared to $1,026,000 (5.3% of sales) for the same period in fiscal year 1996. The increase in income from continuing operations is due to the significant increase in sales levels, improvement in gross margins, and insurance reimbursements as discussed above. The increased income from continuing operations as a percentage of sales is a direct result of the Company's efforts to contain operating expenses while expanding its operations.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended November 30, 1996, net cash provided by operating activities included $1,951,000 from continuing operations as compared to $715,000 for the same period in the prior year. Net cash of $263,000 was used in discontinued operations in the first six months of fiscal year 1997 as compared to net cash provided by discontinued operations of $605,000 in the prior year. The net cash provided by operating activities as noted above resulted principally from net income in the period and effects of exchange rate fluctuations on net assets held in foreign subsidiaries.



During the six months ended November 30, 1996 and 1995, cash used for investing activities consisted primarily of cash used to acquire a new subsidiary and capital expenditures. Cash used in financing activities for the six months ended November 30, 1996 and 1995 consisted principally of payments on long-term debt and dividends paid to shareholders.



To insure the availability of funds to meet its various needs, the Company has a comprehensive credit facility with its bank. The credit facility includes a $5,000,000 revolving line of credit; a $4,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures; and a $3,000,000 term loan. At November 30, 1996, the Company had no outstanding balances under the revolving credit or acquisition lines. As of November 30, 1996, the balance of the term debt was $2,348,000, which bears interest at the LIBOR rate plus 1-3/4 % (7.125% at November 30, 1996.) This debt is directly associated with the discontinued operations of the EPG and the Company intends to use the proceeds from the disposition of this business to reduce the balance of the debt. As a result of the estimated loss on disposal of the EPG, the Company may be in violation of the EBITDA debt service covenant under the loan agreement as of the fiscal year ended May 31, 1997, which is the measurement date of the compliance with the covenant. However, the Company anticipates that a waiver of this breach will be granted by the bank.



As of November 30, 1996, the Company had $7,221,000 in cash and cash equivalents, and had working capital of $25,055,000, with a ratio of current assets to current liabilities of approximately 4.2 : 1. This compares with cash and cash equivalents of $8,239,000, and working capital of $21,891,000, with a ratio of current assets to current liabilities of 3.7 : 1 as of May 31, 1996. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION



ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) On October 21, 1996, the Company held its Annual Meeting of Shareholders (the "1996 Annual Meeting") for shareholders of record as of September 1, 1996.

                  (b) At the 1996 Annual Meeting, holders of the Company's Class A Common Stock, without par value ("Class A Common Stock"), elected three Directors and holders of the Company's Class B Common Stock, without par value ("Class B Common Stock"), elected four Directors.

                  The following individuals were elected by holders of the Company's Class A Common Stock to serve as Directors of the Company:

                        Marvin L. Goldberger
                        R. Malcolm Greaves
                        Edward Malkowicz

                  The following individuals were elected by holders of the Company's Class B Common Stock to serve as Directors of the Company:

                        Marvin Goodson
                        Stanley T. Myers
                        Terrence A. Noonan
                        John Vinke

                  (c) Additionally, at the 1996 Annual Meeting, the shareholders approved the Amendments to the 1995 Formula Stock Option Plan and the appointment of Deloitte & Touche, LLP, as the Company's independent auditors.

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

1.        ELECTION OF DIRECTORS:

                                             Number of       Number of
                              Number of       Shares           Shares
                              Shares For      Against         Withheld
                              ----------      -------         --------

Elected by Class A Stock
------------------------
  Marvin Goldberger           3,778,526          -             12,616
  R. Malcolm Greaves          3,778,226          -             12,916
  Edward Malkowicz            3,778,526          -             12,616

Non-Votes
and Abstentions                 897,088

                                             Number of       Number of
                              Number of       Shares           Shares
                              Shares For      Against         Withheld
                              ----------      -------         --------
Elected by Class B Stock

      Marvin Goodson          40,000              -               -
      Stanley T. Meyers       40,000              -               -
      Terrence A. Noonan      40,000              -               -
      John Vinke              40,000              -               -

Non-Votes
and Abstentions                    0

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)


 2.    APPROVAL OF AMENDMENTS TO THE  1995 FORMULA STOCK OPTION
      PLAN:

                                                            Percent of
                                                Shares     Shares Voting
                                                ------     -------------
               Votes For                      3,281,112        68.8
               Votes Against                    182,277         3.8
               Non-Votes and Abstentions      1,304,841        27.4


3.          APPROVAL OF DELOITTE & TOUCHE, LLP AS THE COMPANY'S
            INDEPENDENT AUDITORS:

                                                           Percent of
                                                Shares    Shares Voting
                                                ------    -------------
               Votes For                     3,792,242        79.5
               Votes Against                     9,250          .2
               Non-Votes and Absentions        966,738        20.3



ITEM  5.   OTHER INFORMATION

On January 10, 1997, the Board of Directors of Haskel International, Inc. (the "Company") approved management's plan and recommendation that it sell Haskel Electronic Products, Inc., a wholly-owned subsidiary of the Company, and it's subsidiaries, which comprises the Company's Electronic Products Group ("EPG") and constitutes the electronic products distribution segment of the Company. This segment of the business represented approximately seven percent of the Company's net sales during the six months ending November 30, 1996.

The Company has engaged an investment banker who has prepared a summary business valuation of the EPG and will assist in the sale of the business.

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION


ITEM  5.  OTHER INFORMATION (CONTINUED)

Pending the sale and effective with the second quarter, the results of the Company's continuing operations and the discontinued operations of the EPG will be segregated in the Company's financial statements.

The Company has written down its investment in the EPG to its net realizable value as of November 30, 1996 resulting in an estimated net loss on the disposal of the segment of $5,406,000. See Note E to the Consolidated Financial Statements for the quarter ended November 30, 1996 for information relating to the discontinued operations.



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



                                       HASKEL INTERNATIONAL, INC.
                                              (REGISTRANT)



DATE   1-13-97                         /S/ R. MALCOLM GREAVES
     ------------------------          -----------------------------------
                                       R. Malcolm Greaves
                                       President & Chief Executive Officer


DATE   1-13-97                         /S/ LONNIE SCHNELL
     ------------------------          -----------------------------------
                                       Lonnie D. Schnell
                                       Chief Financial Officer