Form 10-Q
period 1997-02-28
HASKEL INTERNATIONAL INC
filed 1997-04-11
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 For the Period Ended FEBRUARY 28, 1997

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 For the Transition Period From_____to_______.


COMMISSION FILE NUMBER 0 -25068.

                           HASKEL INTERNATIONAL, INC.
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

                                 (818) 843-4000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  . No   .
                                              ---     ---

              Applicable Only to Issuers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes   . No   .
                           ---    ---

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   AS OF APRIL 10, 1997 THE REGISTRANT HAD 4,692,230 SHARES OF CLASS A COMMON
         STOCK, AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
PAGE

Item 1. Financial Statements (Unaudited)

   Consolidated balance sheets - February 28, 1997 and May 31, 1996 ............  3

   Consolidated statements of operations - Three months ended February 28,
   1997 and February 29, 1996; Nine months ended February 28, 1997 and
   February 29, 1996............................................................  5

   Consolidated statements of cash flows - Nine months ended February 28,
   1997 and February 29, 1996...................................................  6

   Notes to consolidated financial statements - February 28, 1997...............  7

Item 2. Management's discussion and analysis of  financial condition and results of operations...................................................  9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................... 12

                           HASKEL INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               February 28,       May 31,
                                                   1997            1996
                                               ------------    ------------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $ 7,137,000     $ 8,239,000
  Accounts receivable, net                       10,889,000       9,581,000
  Inventory, net                                 10,414,000      10,532,000
  Prepaid expenses and other current assets         556,000         356,000
  Assets held for sale                            1,934,000            --
  Deferred income taxes                           1,260,000       1,260,000
                                                -----------     -----------
    TOTAL CURRENT ASSETS                         32,190,000      29,968,000

PROPERTY, PLANT & EQUIPMENT, Net                  5,685,000       5,526,000

PURCHASED TECHNOLOGY, Net                              --         6,569,000

GOODWILL, Net                                       395,000       3,248,000

DEFERRED INCOME TAXES                             2,193,000           --

OTHER ASSETS                                         37,000          49,000
                                                -----------     -----------
        TOTAL                                   $40,500,000     $45,360,000
                                                ===========     ===========

See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (Unaudited)


                                                        February 28,        May 31,
                                                            1997             1996
                                                        ------------        -------
        LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                     $   979,000     $   985,000
   Accounts payable                                        3,696,000       3,510,000
   Dividends payable                                         331,000         331,000
   Accrued liabilities                                     2,458,000       3,089,000
   Income taxes payable                                       89,000         162,000
                                                         -----------     -----------
        TOTAL CURRENT LIABILITIES                          7,553,000       8,077,000

LONG-TERM DEBT                                             1,620,000       2,381,000

DEFERRED INCOME TAXES                                            --          334,000

OTHER ACCRUED LIABILITIES                                  2,277,000       2,348,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock: 2,000,000 shares authorized;
     none issued and outstanding
   Common Stock:
   Class A, without par value; 20,000,000 shares
     authorized; 4,692,230 and 4,688,230 issued
     and outstanding at February 28, 1997 and             13,458,000      13,436,000
     May 31, 1996, respectively
   Class B, without par value; 40,000 shares
     authorized, issued and outstanding at
     February 28, 1997 and May 31, 1996                       19,000          19,000
   Retained Earnings                                      15,601,000      18,951,000
   Cumulative foreign currency translation adjustment        (28,000)       (186,000)
                                                         -----------     -----------
        TOTAL SHAREHOLDERS' EQUITY                        29,050,000      32,220,000
                                                         -----------     -----------
                TOTAL                                    $40,500,000     $45,360,000
                                                         ===========     ===========




See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                            Three Months Ended               Nine Months Ended
                                                        February 28,    February 29,    February 28,    February 29,
                                                            1997            1996            1997            1996
                                                        -----------     -----------     -----------     -----------

SALES                                                   $12,401,000     $11,111,000     $37,626,000     $30,372,000
COST OF SALES                                             6,670,000       5,893,000      20,373,000      16,842,000
                                                        -----------     -----------     -----------     -----------
GROSS PROFIT                                              5,731,000       5,218,000      17,253,000      13,530,000

EXPENSES
   Selling                                                1,938,000       1,892,000       5,877,000       5,387,000
   General and Administrative                             1,842,000       1,846,000       4,928,000       4,756,000
   Engineering design, research and development             292,000         289,000         777,000         717,000
                                                        -----------     -----------     -----------     -----------
        Total                                             4,072,000       4,027,000      11,582,000      10,860,000
                                                        -----------     -----------     -----------     -----------
OPERATING INCOME                                          1,659,000       1,191,000       5,671,000       2,670,000
OTHER INCOME                                                104,000         125,000         202,000         330,000
                                                        -----------     -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                    1,763,000       1,316,000       5,873,000       3,000,000
PROVISION FOR INCOME TAXES                                  727,000         524,000       2,294,000       1,182,000
                                                        -----------     -----------     -----------     -----------
INCOME FROM CONTINUING OPERATIONS                         1,036,000         792,000       3,579,000       1,818,000

DISCONTINUED OPERATIONS:
   Income (loss) from operations, less applicable
        income taxes                                                       (175,000)       (529,000)        220,000
   Estimated loss on disposal of segment                                                 (5,406,000)
                                                        -----------     -----------     -----------     -----------
NET INCOME (LOSS)                                       $ 1,036,000     $   617,000     $(2,356,000)    $ 2,038,000
                                                        ===========     ===========     ===========     ===========
INCOME (LOSS) PER SHARE:
   Continuing operations                                      $0.21           $0.16           $0.74           $0.38
   Discontinued operations:
        Loss from operations                                                  (0.03)          (0.11)           0.05
        Estimated loss on disposal                                                            (1.12)
                                                        -----------     -----------     -----------     -----------
   Total                                                      $0.21           $0.13          ($0.49)          $0.43
                                                        ===========     ===========     ===========     ===========
DIVIDEND PER SHARE                                            $0.07           $0.07           $0.21           $0.21
                                                        ===========     ===========     ===========     ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                            February 28,            February 29,
                                                                1997                    1996
                                                            ------------            ------------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by continuing operations               $ 3,220,000             $   448,000
   Net cash provided by (used in) discontinued operations      (334,000)                853,000
                                                            ------------            ------------
        Net cash provided by operating activities             2,886,000               1,301,000
                                                            ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (1,255,000)               (984,000)
   Proceeds from sale of property                                71,000                    -
   Acquisitions (net of cash and cash equivalents acquired)  (1,172,000)               (159,000)
                                                            ------------            ------------
        Net cash used in investing activities                (2,356,000)             (1,143,000)
                                                            ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                        (767,000)               (139,000)
   Proceeds from issuance of
     common stock                                                22,000                    -
   Dividends declared                                          (994,000)               (993,000)
                                                            ------------            ------------
        Net cash used in financing activities                (1,739,000)             (1,132,000)
                                                            ------------            ------------
EFFECT OF EXCHANGE RATE ON
  CASH AND CASH EQUIVALENTS                                     107,000                 (72,000)
                                                            ------------            ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,102,000)             (1,046,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              8,239,000               8,806,000
                                                            ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 7,137,000             $ 7,760,000
                                                            ============            ============
  SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
    Cash paid for:
      Interest
        Continuing operations                               $    23,000             $    22,000
                                                            ============            ============
        Discontinued operations                             $   132,000             $   176,000
                                                            ============            ============
      Income taxes                                          $ 1,720,000             $ 2,123,000
                                                            ============            ============
   SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES-
   On June 3, 1996, the Company's foreign subsidiary, Haskel Systems, Limited ("HESL"), acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited ("HME") for
     $851,000 ($814,000 in cash and $37,000 in acquisition costs) plus liabilities.

        Fair value of assets acquired                       $ 1,067,000
        Cash paid                                              (851,000)
                                                            ------------
        Liabilities assumed                                 $   216,000
                                                            ============
   On November 30, 1995, HESL acquired certain assets of Armaturenbau GmbH for $412,000
     ($159,000 in cash and a note payable of $253,000).

See notes to consolidated financial statements.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 1996.

NOTE B - INVENTORIES

Inventories consist of the following:


                              February 28,    May 31,
                                  1997         1996
                              -----------   -----------
           Raw Materials      $ 2,350,000   $ 3,335,000
           Work in Process      1,575,000     2,032,000
           Finished Products    6,489,000     5,165,000
                              -----------   -----------
                              $10,414,000   $10,532,000
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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE D - INSURANCE REIMBURSEMENTS

The general and administrative expenses for the nine months ended February 28, 1997 include reimbursements of approximately $676,000 from the Company's insurance carriers representing the recovery of legal expenses relating to environmental matters.

NOTE E - DISCONTINUED OPERATIONS

On January 10, 1997, the Company adopted a plan to dispose of its Electronic Products Group ("EPG"). A formal plan of disposal was approved by the Board of Directors, and it is anticipated that the disposal will be completed within twelve months.

The plan of disposal of the EPG was accounted for as a discontinued operation as of November 30, 1996 and, accordingly, its assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The income (loss) from discontinued operations reflected in the accompanying consolidated statements of operations are net of income tax benefits of $73,000 for the three months ended February 29, 1996, and net of income tax benefits for the nine months ended February 28, 1997 and February 29, 1996 of $220,000 and $242,000, respectively.

The estimated loss on disposal of segment included in the statement of operations for the nine months ended February 28, 1997 reflects the net amount of the following components: the write-down of the net assets of the EPG to the expected market value; disposal costs; anticipated operating income of the EPG through the expected date of disposal; and an income tax benefit of $2,414,000 from the reversal of related deferred tax liabilities. The estimated net realizable value of the EPG has been reclassified on the balance sheet as "Assets held for sale."

Sales from these operations for the three and nine months ended February 29, 1996 were $2,831,000 and $12,775,000, respectively. The actual operating results for the discontinued operations for the three months ended February 28, 1997 approximated amounts estimated for in the loss on disposal of segment accrued for at November 30, 1996.

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

DISCONTINUED OPERATIONS

The Company adopted a plan to dispose of its Electronic Products Group ("EPG") on January 10, 1997, and, as a result, the Company has accounted for the EPG as a discontinued operation as of November 30, 1996. The estimated loss on disposal of segment of $5,406,000 included in the statement of operations for the nine months ended February 28, 1997 reflects the net amount of the following components: the write-down of the net assets of the EPG to the expected market value; disposal costs; anticipated operating income of the EPG through the expected date of disposal; and an income tax benefit of $2,414,000 from the reversal of related deferred tax liabilities. The Company recognized a loss from discontinued operations for the three months ended February 29, 1996 of $175,000 and income from discontinued operations of $220,000 for the nine months ended February 29, 1996. The actual operating results for the discontinued business for the three months ended February 28, 1997 approximated amounts estimated for as part of the estimated loss from disposal of $5,406,000 as discussed above. The loss from discontinued operations for the nine months ended February 28, 1997 were $529,000 which included $240,000 in restructuring costs incurred in the first quarter of fiscal year 1997. The decrease in income from discontinued operations for the nine months ended February 28, 1997 as compared to the prior year is the result of weakened market conditions and increased competition within the electronics industry.

RESULTS OF CONTINUING OPERATIONS

Sales for the third quarter ended February 28, 1997 increased $1,290,000, or 11.6%, to $12,401,000, as compared with sales of $11,111,000 for the same period in the prior year. For the first nine months of fiscal year 1997, sales were $37,626,000, or $7,254,000 (23.9%) higher than the same period in fiscal year 1996. These results reflect operations by the Industrial Products Group ("IPG") and include increased sales from new and expanded operations principally in its international markets, particularly in Europe and the Pacific Rim, and increased demand for the Company's value-added systems. Sales for the three and nine months ended February 28, 1997, included approximately $370,000 and $2,140,000, respectively, which are attributable to activities of businesses acquired in Germany and the United Kingdom and the opening of an office in the Netherlands. Except for Germany, which was acquired in November 1996, none of these operations were in place during the first nine months of fiscal year 1996. Sales of value-added

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

systems increased approximately $750,000 and $3,000,000 for the three and nine months ended February 28, 1997 as compared to the same periods in the prior year. Approximately $1,200,000 of the sales increase for the nine months ended February 28, 1997 represents a single order in the second quarter to the automotive safety products sector.

Gross profit for the third quarter ended February 28, 1997 increased $513,000 to $5,731,000, or 46.2 % of sales, as compared with gross profit of $5,218,000, or 47.0% of sales, for the same period in fiscal year 1996. Gross profit for the first nine months of fiscal year 1997 was $17,253,000 (45.9% of sales) as compared to $13,530,000 (44.5% of sales) for the comparable period in fiscal year 1996. Gross profit for the third quarter of fiscal 1997 as compared to the prior year changed principally as a result of sales volume and a change in the sales mix. The gross profit as a percentage of sales for the nine months ended February 28, 1997 increased compared to the prior year as the Company reduced product costs through improved manufacturing processes and lower material costs.

General and administrative expenses for the nine months ended February 28, 1997 include a settlement received in the second quarter of approximately $676,000 from the Company's insurance carriers representing the recovery of prior year's legal expenses relating to environmental matters. Selling, general and administrative, and engineering ("operating") expenses were $4,072,000 or 32.8% of sales for the third quarter ended February 28, 1997 as compared to $4,027,000 or 36.2% of sales for the comparable period in fiscal year 1996. For the nine months ended February 28, 1997, these expenses, excluding the insurance reimbursements, were $12,258,000 or 32.6% of sales as compared to $10,860,000 or 35.8% of sales for the prior year. Operating expenses for the three and nine months ended February 28, 1997 included approximately $300,000 and $900,000, respectively, attributable to activities of new businesses acquired and started. The remaining increase in operating costs is the direct result of increased expenses to support the Company's growth.

Income from continuing operations for the third quarter ended February 28, 1997 increased $244,000 or 30.8% to $1,036,000 (8.4% of sales) as compared with $792,000 (7.1% of sales) for the comparable prior period. For the nine months ended February 28, 1997, income from continuing operations increased $1,761,000 (96.9%) to $3,579,000 (9.5% of sales) as compared to $1,818,000 (6.0% of sales)
for the same period in fiscal year 1996. The increase in income from continuing operations is due to the significant increase in sales levels, improvement in gross margins, and insurance reimbursements as discussed above. The increased income from

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

continuing operations as a percentage of sales is a direct result of the Company's efforts to contain operating expenses while expanding its operations.

LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended February 28, 1997, net cash provided by operating activities included $3,220,000 from continuing operations as compared to $448,000 for the same period in the prior year. Net cash of $334,000 was used in discontinued operations in the first nine months of fiscal year 1997 as compared to net cash provided by discontinued operations of $853,000 in the prior year. The net cash provided by continuing operations as noted above resulted principally from net income in the period and effects of exchange rate fluctuations on net assets held in foreign subsidiaries.

During the nine months ended February 28, 1997 and February 29, 1996, cash used for investing activities consisted primarily of cash used to acquire new subsidiaries and capital expenditures. Cash used in financing activities for the nine months ended February 28, 1997 and February 29, 1996 consisted principally of payments on long-term debt and dividends paid to shareholders.

To insure the availability of funds to meet its various needs, the Company has a comprehensive credit facility with its bank. The credit facility includes a $5,000,000 revolving line of credit; a $4,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures; and a $3,000,000 term loan. At February 28, 1997, the Company had no outstanding balances under the revolving credit or acquisition lines. As of February 28, 1997, the balance of the term debt was $2,152,000, which bears interest at the LIBOR rate plus 1-3/4 % (7.219% at February 28, 1997.) This debt is directly associated with the discontinued operations of the EPG and the Company intends to use the proceeds from the disposition of this business to reduce the balance of the debt.

As of February 28, 1997, the Company had $7,137,000 in cash and cash equivalents, and had working capital of $24,637,000, with a ratio of current assets to current liabilities of approximately 4.3 : 1. This compares with cash and cash equivalents of $8,239,000, and working capital of $21,891,000, with a ratio of current assets to current liabilities of 3.7 : 1 as of May 31, 1996. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.

                           HASKEL INTERNATIONAL, INC.

PART II.   OTHER INFORMATION

ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K):

        10.23 Fourth Amendment dated as of November 17, 1996 to Loan Agreement between the Company and Union Bank.


        10.24 Fifth Amendment dated as of February 4, 1997 to Loan Agreement between the Company and Union Bank

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

                                       HASKEL INTERNATIONAL, INC.
                                             (REGISTRANT)



DATE 4-11-97                           /S/ R. MALCOLM GREAVES
                                       -----------------------------------
                                       R. Malcolm Greaves
                                       President & Chief Executive Officer


DATE  4-11-97                          /S/ LONNIE D. SCHNELL
                                       -----------------------------------
                                       Lonnie D. Schnell
                                       Chief Financial Officer