Form 10-K
period 1997-05-31
HASKEL INTERNATIONAL INC
filed 1997-08-29
CIK 918022

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NO. 0-25068
                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $35,791,444 as of August 18, 1997.

     As of August 18, 1997, the registrant had 4,751,230 shares of Class A Common Stock and 40,000 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the registrant's 1997 Annual Stockholder's Meeting are incorporated by reference in Part III.

================================================================================

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

         Applying its engineering expertise and high-pressure pump, booster, amplifier and relief valve technology, the Company is also engaged in the test and control systems business. The Company's systems business consists of the design and manufacture of many different kinds of apparatus that incorporate the Company's products, engineering knowledge as well as experience in high pressure technology, often incorporating electronics and computers to achieve a functional piece of equipment. This integrated equipment (a "Haskel(R) System") has a wide variety of applications in many industries.

         In its fiscal year ended May 31, 1997, approximately 57% of the Company's business was manufacturing (including Haskel(R) Systems); the balance was distribution of Haskel(R) and third-party fluid power products.

         The Company's corporate offices are located in Burbank, California. The Company consists of the Industrial Technologies Division ("ITD"), also located in Burbank, California, and the Company's wholly owned subsidiaries, Haskel Energy Systems, Ltd. ("HESL"), located in Sunderland, England and its divisions and subsidiaries, Haskel-Hogan Systems and Service ("Haskel-Hogan"), located in Houston, Texas, and Haskel Asia Pte., located in Singapore. The ITD is the U.S. manufacturer of Haskel(R) Specialty Pumps, Haskel(R) Systems, high-pressure valves, regulators and accessories to complement these products. HESL represents the Company's European industrial products operations with offices located in Sunderland, Stockport and Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; Zoetermeer, the Netherlands; and the most recent addition, after the completion of the fiscal year, in San Sebastian, Spain. Haskel Asia, Pte. represents the Company's Asian operations with offices located in Singapore and Hong Kong. Haskel Asia and HESL and its divisions and subsidiaries primarily distribute Haskel(R) Specialty Pumps and design and manufacturer Haskel(R) Systems for specific applications required by customers in Asia, Australia, Europe, India, and the Middle East. HESL and its divisions and subsidiaries also manufacture products needed for HESL's markets that are not produced in the United States, such as the Jetflow Airmover(R), and distribute complementary products of other manufacturers. Haskel-Hogan is a value-added systems manufacturer.

         Certain financial information about the Company's business segments and its domestic and foreign operations and export sales is presented in Note 15 of the Notes to Consolidated Financial Statements appearing in this Report. No single customer accounted for more than 10% of sales during fiscal 1995, 1996 or 1997.

INDUSTRIAL PRODUCTS MANUFACTURING

         Products and Markets

         The Company is one of the world's leading manufacturers of pneumatically-driven, high-pressure liquid pumps and gas boosters, which represent the vast majority of Haskel(R) Specialty Pumps manufactured by the Company. Haskel(R) Specialty Pumps produce high pressures (typically 4,000 to 20,000 psi with a capability of up to 150,000 psi) at low volumes of flow, with rated fluid power of up to ten horsepower. Haskel(R) Specialty Pumps utilize reciprocating plungers with fixed displacement bodies to generate these pressures. Management believes that the high quality of the Company's products, in terms of engineering design, reliability, durability and performance, enables the Company to sell such products at a premium price. Haskel(R) Specialty Pumps are designed for niche markets where high pressure with low flow of liquids or gases is required. The pump's function is to generate pressure, taking in low-pressure, low-flow liquids and gases and producing high-pressure, low-flow liquids and gases. The energy produced by a pump is used to move a linear or rotary actuator, generate pressure for testing or metal forming, charge pressure containers, and transfer and mix fluids under pressure. Additional products include metal seals for extreme temperature applications; the Company's patented Hydroswage(R) products, which use high liquid pressure for metal expansion, creating a high integrity joint between the metal tube and the tube sheet as found in boilers and heat exchangers; and the Jetflow Airmover(R), which ventilates stagnant environments, such as that found in mines, by diluting and removing hazardous gases. The Company has also entered into private branding agreements with other companies in the pressure industry to have manufactured certain valve products in the Company's name for marketing by the Company in selected geographic areas.

         Haskel's systems business consists of the design and manufacture of many different kinds of apparatus that incorporate the Company's products, engineering knowledge and experience in high pressure technology, together with third party products. They often incorporate electronic computers to achieve a functional piece of equipment. Haskel(R) Systems have a wide variety of applications throughout industry. Some of the many applications of Haskel(R) Systems include:

         o  pressure testing hoses, valves and cylinders
         o  mixing liquids and gases under pressure
         o injecting gases into plastics in order to improve the molding process
         o  boosting oxygen for life support and emergency service use
         o boosting nitrogen for charging cryostats in missile guidance applications, commercial aircraft tires, struts and escape chutes
         o  pressurizing argon for infrared cooling in missiles
         o boosting helium for testing automotive brake and air conditioning hoses and charging satellite rocket motors
         o  pressure charging and testing of automotive air bag canisters
         o recovering and charging chloroflurocarbons ("CFC's") used in air conditioning and refrigeration applications
         o recovering and charging SF6 (Sulfer Hexafluoride), an arc suppressant gas, used in high voltage switch gear
         o pressurizing carbon dioxide for filling fire extinguishers and manufacturing foam
         o  compressing natural gas (CNG) for use as a vehicle fuel
         o hydrostatic forming of metal using the Company's Hydroswage(R) process
         o  work holding and press overload applications
         o chemical injection and well head control applications for oil and gas production platforms
         o  boosting shop compressed air

In addition, other manufacturers incorporate Haskel(R) Specialty Pumps in their equipment for these and similar purposes.

         The Company has been awarded the ISO 9001 accreditation, a quality certification from the International Standards Organization ("ISO"), for HESL's United Kingdom operations and the Company is in the process of applying for such certification for its U.S. operations. The ISO 9001 accreditation gives recognition for maintaining an internationally recognized standard of quality in both its products and engineering and management believes certification should help the Company maintain a competitive advantage.

         The markets served by the manufacturing segment are substantial and diversified, with no single customer accounting for more than 10% of its sales. Total manufacturing sales were approximately 59%, 61% and 57% of the Company's total sales in 1995, 1996 and 1997, respectively.

         The following table lists the broad range of industries utilizing Haskel(R) Specialty Pumps and Haskel(R) Systems. The industries that, taken in the aggregate, account for a majority of the Company's sales are marked with an asterisk(*).


                       INDUSTRIES USING HASKEL(R) PRODUCTS

Abrasive Pressure Water Cleaning                 Marine Engineering
Aerospace and Aircraft*                          Mining
Automotive*                                      Medical Equipment and Emergency Support Scvs.
Boiler and Heat Exchanger Manufacture            Oil and Gas Exploration and Production*
Brewing and Distilling                           Oil and Petrochemical Refining and Production *
Chemicals                                        Pressure Testing*
CNG Charging Stations                            Paper Industry
Defense*                                         Plastic Extrusion Machinery
Diving Charging Equipment                        Railways
Electronic/Electrical Machinery                  Refrigeration and Air Conditioning
Fire Fighting and Related Services               Research and Development Establishments,
General Engineering*                                including Universities and Colleges
I.C. Engines and Compressors                     Textile Engineering
Industrial Machinery                             Utilities, Power Generation, Electricity Distribution*
Valve Testing and Packing Removal

         Although specific applications may have a limited life, the useful lives of the Company's products are generally quite long. Product parts are usually replaceable from current stock; older products can be modified to include the latest technology providing a source of recurring revenue.

         Facilities and Materials

         The Company manufactures Haskel(R) Specialty Pumps and related products and Haskel(R) Systems at the Company's facilities in Burbank, California, and in Sunderland, England. Manufacturing operations in Sunderland include products that are not produced in the United States, which are needed for European markets, such as the Jetflow Airmover(R). Haskel(R) Systems are also designed and manufactured at facilities in Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; Zoetermeer, the Netherlands; Houston, Texas; and Singapore.

         Historically, the Company has been able to pass a significant portion of increased component part prices through to their customers by price increases, although there is no assurance that they will be able to continue to do so in the future. Currently, all materials used by the Company in the manufacturing process are readily available at reasonable prices, and Management does not anticipate any adverse change in this situation. Management has an ongoing program to improve its manufacturing processes.

Backlog

         Backlog of unfilled firm orders for the Manufacturing segment was approximately $5,473,000 at May 31, 1997, as compared to approximately $5,114,000 at May 31, 1996. This increase in backlog was due primarily to increased orders as a result of continued internal growth as the Company continues to expand its international markets, especially throughout Europe and the Pacific Rim. Substantially all of the Company's fiscal 1997 year-end backlog is expected to be recognized as revenue in fiscal 1998.

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


INDUSTRIAL PRODUCTS DISTRIBUTION

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

         Distribution of the Company's products is accomplished through a network of 92 distributor locations in the United States and Canada; 40 distributors in Europe and Central and South America; and 17 distributors in the Asia-Pacific region. The activities of these distributors are supported by the Company's regional sales managers who have extensive technical backgrounds.

         Third-Party Pumps and Related Products

         The Company also distributes over 40 different lines of third-party manufactured products worldwide. These products are used primarily in the pump and pump-related fluid power business, and include cylinders, actuators, pneumatic and hydraulic valves, hoses and fittings, high-pressure components, pumps and motors, as well as a major line of seals and lubricants.

         Total distribution sales of Haskel(R) and third-party products were approximately 41%, 39% and 43% of the Company's total sales in fiscal 1995, 1996 and 1997, respectively.

         Backlog of unfilled firm orders for the distribution segment was approximately $3,563,000 at May 31, 1997, as compared to approximately $3,276,000 at May 31, 1996. Substantially all of the Company's fiscal 1997 year-end backlog is expected to be recognized as revenue in fiscal 1998.

DISCONTINUED OPERATIONS

         During fiscal years 1994, 1995, 1996 and the first half of fiscal year 1997, the Company operated an electronic products distribution business. In January 1997, the Company announced its decision to sell or discontinue these operations. The financial impact of this was first reflected in the Company's November 30, 1996 financial statements. Accordingly, the operations have been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations. The income or loss from these operations have been reflected separately in the Company's financial results, and a loss on discontinuance of these operations recorded in fiscal year 1997. See Footnote 14 in the Notes to Financial Statements.


COMPETITION

         Manufacturing

         In general, the principal competitive factors in the markets in which the Company's manufacturing segment participates are product quality and performance, availability, reliability, technical support and price.

         In the high-pressure pump manufacturing industry, the Company's manufacturing segment has three major competitors: Teledyne Fluid Systems, a division of Teledyne Inc.; Schmidt Kranz & Company GmbH; and SC Hydraulic Engineering Corporation. Certain of the Company's competitors are larger overall and have greater financial resources than the Company. The Company has a significantly larger United States and United Kingdom market share in this line of business than do any of its competitors, but there can be no assurance that the Company will maintain its market share. In order to remain competitive, the Company supports the reliability and reputation of its products with customer service, prompt product delivery, competitive pricing, and comprehensive technical assistance.

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

         Distribution

         Unlike its manufacturing business, the Company's distribution business competes with many other companies that provide substantially similar products. Management believes that many of these competing companies are larger and have greater financial strength than the Company.


ENGINEERING, DESIGN, RESEARCH AND DEVELOPMENT

         Substantially all of the Company's engineering, design, research and development ("EDR&D") is performed in connection with its manufacturing business and falls into three categories. The first and most significant category is the modification or improvement of existing products. Modifications are usually the result of application engineering, where the Company tailors a product to fit a specific application, often at the request of a particular customer. The Company also endeavors to engineer improvements that apply to all of its pumps. The second type of EDR&D involves utilizing Haskel(R) high-pressure technology and know how to develop new products. The Company's Hydroswage(R), for example, uses Haskel(R) Specialty Pumps to create high pressure for hydraulically expanding metal tubes into tube sheets. The third type of EDR&D is the development of products unrelated to pumps where the Company can utilize its expertise in valve and seal technology.

         The Company's business requires ongoing EDR&D expenditures. For fiscal years 1995, 1996 and 1997, the Company incurred approximately $1,151,000, $905,000, and $1,079,000, respectively, on general engineering and research and development (R&D) with a significant part of these expenditures directed towards R&D. Due to increased engineering efforts, the Company began tracking time related to direct production during fiscal year 1996 and that portion of expenditures applicable to sustaining engineering is now being charged directly to cost of sales. The Company relies on market opportunities to determine the allocation of it's research and development expenditures. The Company expects to continue to pursue product development programs and to increase expenditures in all of its principal product lines and services.


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


GOVERNMENT REGULATION

         The Company's manufacturing operations are subject to various foreign, federal, state and local laws, including those restricting the discharge of materials into the environment. The Company is subject to environmental regulation governing the generation, transportation and disposal of hazardous waste, the appropriate labeling of products and materials, storage and use of hazardous materials, and employee safety training. Applicable federal environmental regulations include, but are not limited to, the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"); the Resource Conservation and Recovery Act; the Clean Air Act; and the Clean Water Act. Individual Company sites may also be subject to similar state and local environmental regulation. The Company is not involved in any pending or threatened proceedings that would require curtailment of its operations because of such regulations. The Company continually expends funds to assure that its facilities are in compliance with applicable environmental regulations. See additional discussion regarding environmental matters under Item 3. Legal Proceedings.


FUNDS IN FOREIGN SUBSIDIARIES

         The Company has relied primarily on its income from domestic operations to pay dividends and make major capital expenditures. In pursuit of a global growth strategy, the Company generally avoids paying dividends from the earnings of its foreign subsidiaries, allowing substantial cash balances to be retained in those countries for internal growth and strategic acquisitions outside the United States.


ACQUISITIONS

         The Company pursues opportunities to expand its market position and high pressure technology business through numerous strategic actions, including where appropriate, acquisitions of related businesses, product lines, distribution or new technologies. During fiscal years 1995, 1996 and 1997, the Company acquired the following businesses: Haskel Hochdrucksysteme, GmbH, located in Wesel, Germany in November 1995; Hydraulic Mobile Equipment Limited ("HME"), located in Manchester, England, in June 1996; Haskel-Hogan Systems and Service located in Houston, Texas in December 1996; and Nanojet Engineering GmbH, located in Wesel, Germany, in May 1997. In addition to these acquisitions, the Company opened offices in Zoetermeer, the Netherlands, in June 1996; Singapore in May 1997; and Hong Kong in May 1997.

         While Management is continually evaluating possible acquisitions and, from time to time, is engaged in discussions with respect thereto, the Company currently has no commitments for any material acquisition.


PATENTS AND TRADEMARKS

         The Company currently owns a number of United States and foreign patents and trademarks, which expire at various dates through 2010. Although Management believes that the patents and trademarks associated with the Company's various products are of value, Management does not consider any of them to be essential to the Company's business.


HUMAN RESOURCES

         As of May 31, 1997, the Company had 338 employees, including 54 in general management, administration and finance; 76 in sales and marketing; 27 in engineering; and 181 in operations, manufacturing, and customer service. Management believes that the Company's success depends in part upon its ability to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. Management believes the Company's relations with its employees are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of the Company are as follows:

Name                           Age            Position with Company
----                           ---            ---------------------
R. Malcolm Greaves              58            President, Chief Executive Officer and Director
Lonnie D. Schnell               48            Chief Financial Officer and Secretary
Robert A. Smith                 56            Executive Vice President and President -
                                              Industrial Products
Henry Mason                     47            Managing Director of HESL


        R. Malcolm Greaves was appointed President and Chief Executive Officer of the Company in February 1996. He joined HESL as General Manager in January 1989 and was appointed Managing Director of HESL in June 1990. Mr. Greaves has served as a director of the Company since September 1990. Between January 1994 and February 1995, he served as Executive Vice President in charge of worldwide pump operations, after serving as Vice President, Chief Operating Officer for Europe, the Middle East, India and Africa from April 1993.

         Lonnie D. Schnell joined the Company as Chief Financial Officer and Secretary in November 1994. From August 1990 through October 1994, Mr. Schnell was Vice President and Controller of Teleflex Control Systems, Inc., an electromechanical actuator and cargo handling business.

         Robert A. Smith joined the Company as President - Industrial Products in February 1995 and has also served as Executive Vice President of the Company since November 1995. Mr. Smith was employed by Puroflow, Inc. and its affiliates, where he served as a Director, and as President of Puroflow Corporation and Engineered Filtration Company (both affiliates of Puroflow, Inc.) from February 1991 through January 1994. Mr. Smith also served as a Director of Industrial Tools, Inc. from 1978 until February 1995 and served as its President and CEO from January 1994 until February 1995. Mr. Smith is currently Vice Chairman of the Board of Puroflow, Inc.

         Henry Mason was appointed Managing Director of HESL in January 1997. He has been employed by HESL since its formation in the United Kingdom in 1978 where he held the position of Business Manager for its Mining Products Division. In 1987, he was appointed Sales Manager for HESL and was appointed Sales and Marketing Director in April 1993.


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal facilities are as follows:

                                                                                        Lease Expiration
                                   Owned/        Square Feet                            Dates, Including
Location                           Leased        Under Roof       Occupied By           Option Periods
--------                           ------        ----------       -----------           --------------
Burbank, California                Owned         103,500          Corporate, ITD        --
Denver, Colorado                   Leased        500              ITD                   July 1998
Houston, Texas                     Leased        16,200           ITD                   October 2001
American Fork, Utah                Leased        500              ITD                   Month-to-Month
Kent, Washington                   Leased        1,500            ITD                   January 1998
Pleasanton, California             Leased        500              ITD                   April 1998
Sunderland, England                Owned         41,000           HESL                  --
Manchester, England                Leased        7,000            HESL                  October 1999
Stockport, England                 Owned         5,500            HESL                  --
Manchester, England                Leased        15,000           HESL                  May 2007
Zoetermeer, the Netherlands        Leased        3,500            HESL                  January 2000
Lille, France                      Owned         7,000            HESL                  --
Aberdeen, Scotland                 Leased        1,000            HESL                  October 2000
Wesel, Germany                     Leased        5,500            HESL                  December 1998
Hong Kong                          Leased        500              Haskel Asia, Pte.     April 1998
Singapore                          Leased        2,379            Haskel Asia, Pte.     February 1999


         The Company's corporate headquarters and principal executive offices are located at the Burbank, California premises.

         The Company's manufacturing business segment uses the facilities located in Burbank, California; Sunderland, Stockport and Manchester, England; Aberdeen, Scotland; Lille, France; Zoetermeer, the Netherlands; Wesel, Germany; Houston, Texas; and Singapore. The Company's distribution business segment uses the facilities located in Burbank, California; Denver, Colorado; American Fork, Utah; Kent, Washington; Pleasanton, California; Sunderland, England; Aberdeen, Scotland; Singapore; and Hong Kong.

         Management believes that the facilities used by the Company are suitable and adequate for the Company's business as presently conducted.


ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any legal proceedings other than routine litigation incidental to its business.

         San Fernando Valley Area 2 Superfund Site

         The Environmental Protection Agency (the "EPA") named the Company as one of approximately 35 Potentially Responsible Parties ("PRPs"), as that term is defined in applicable law, for an area known as the San Fernando Valley Area 2 Superfund Site (the "Superfund Site"), in which the groundwater has been contaminated by solvents. Most of the parties named by the EPA as PRPs for the Superfund Site, including the Company, chose to cooperate with the EPA in complying with EPA directives, and formed the Glendale PRP Group (the "Group") as a vehicle through which to accomplish that goal.

         Under applicable law, most notably the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Company might be jointly and severally liable with other PRPs for the full cost of cleaning up the Superfund Site, including the cost of the remedial design phase and EPA oversight costs discussed below (the "Remediation Cost"). There is also legal authority, however, which holds that when the approximate extent of contamination caused by each PRP can be determined, liability must be allocated among the PRPs in proportion to their relative contribution. Based on this authority, Management and the Company's environmental counsel believe there will be a rational, pro rata allocation of responsibility for the cleanup of the Superfund Site among the participating PRPs. Management and the Company's environmental counsel believe, based upon extensive research conducted on the Company's site, that the Company was, at most, a small contributor to groundwater contamination at the Superfund Site.

         On December 21, 1993, an independent mediation team engaged by the Group presented a confidential proposed interim allocation schedule (the "Interim Allocation"), which allocated 1.76% responsibility to the Company for the remedial design phase. In May 1994, 23 of the 27 parties (including the Company) signed an Administrative Order on Consent ("AOC"), by which the parties committed to accomplish the Remedial Investigation and Remedial Design phases of the project, as set forth in the AOC. As a result of certain parties having dropped out of the Group, and other parties joining the Group, the Company's Interim Allocation has fluctuated between 1.76% and 2.36%. The Group completed the remedial design phase and fully complied with the AOC, at a cost to the Group of approximately $6 million.

         In 1995, the Group agreed upon a process by which a retroactive reallocation of the Interim Allocation could be accomplished. The process agreed upon by the Group entailed a two-phase procedure: Phase I consisted of an arbitration whereby a panel of scientific arbitrators ascertained what percentage of the contamination in the Superfund Site was caused by sources from Burbank versus sources from Glendale (the Burbank-Glendale split). The arbitrators determined that responsibility for the share found to have emanated from Burbank-based sources would be borne by one PRP who was to bear 58.8% of all past and future costs incidental to the Superfund Site; all other Group members (the Intra-Glendale parties) were to bear 41.2% of such costs. The Burbank-based member of the PRP appealed the Phase I result to the agreed-upon judicial neutral, who eventually affirmed the arbitrator's 58.8% / 41.2% split between Burbank and Glendale, respectively. Subsequently a civil court upheld the arbitration award. The court's ruling is now under appeal by the Burbank-based party. Allocation amongst the Intra-Glendale parties of the percentage share allocated to Glendale was to constitute Phase II of this retroactive reallocation process. Once this two-phase process was complete, the results would constitute the Final Allocation which was to apply retroactively as well as prospectively to all Group members. In addition, discussions have been held among the Intra-Glendale parties regarding a possible settlement, whereby certain PRP members would accept dollar sums from the other PRPs, thereby effectuating a cash-out settlement for the majority of PRPs.

         The settlement discussions have been based upon a total cost (including the initial AOC work which has already been accomplished) of approximately $48.0 million in addition to past and future direct and indirect Governmental EPA oversight and administrative costs of approximately $13.0 million. Each of these estimates constitute the total for both the Burbank and Intra-Glendale parties combined, such that the Intra-Glendale parties would only be responsible for 41.2% of the total amount pending that the confirmation judgment of the trial court is affirmed.

         In addition to the Remedial Investigation and Remedial Design phase of the project as set forth in the AOC, the EPA issued a Unilateral Administrative Order (UAO), thereby ordering all PRPs to perform the second phase of the AOC, namely the construction phase. Almost all of the work required by the UAO has now been completed. The total amount of money which the Group has spent on implementing the AOC and performing all tasks required under the UAO is $7.6 million; the Company's portion of which has been approximately $160,000, or about 2%

         If the settlement negotiations within the Group fail, and assuming the Final Allocation agreed upon is similar to the Interim Allocation, an assumption the Management and the Company's environmental counsel believe is reasonable, the Company's share of the Remediation Cost should not exceed the Company's reserve amount of $898,000. Management and the Company's environmental counsel also believe that the Company's reserve amount will be adequate, even if the Group cannot agree upon a process by which to arrive at a Final Allocation, and the process by which the shares would be allocated is resolved by way of judicial proceeding. To the extent that a member of the Group does not accept the Final Allocation or does not pay its share of the liability for remediation, the remaining members may each, on a pro rata basis, become responsible for that member's allocation. Further data, negotiation or disagreements among the PRPs, insolvencies of or refusals to pay by PRPs or increases in actual costs of remediation could cause the Company's ultimate liability for remediation for the Superfund Site to increase significantly from the amount calculated based upon the Interim Allocation percentage. Consequently, there can be no assurance that remediation of the Superfund Site will not have a materially adverse effect on the results of operations or financial condition of the Company.

         On-Site Contamination

         The soil at the property occupied by the Company at 100 East Graham Place, Burbank, California had been contaminated by solvents. Pursuant to a directive of the Regional Water Quality Control Board ("RWQCB") the Company assessed and remediated the soil. All on-site assessment and remediation work has been completed and a letter of closure was obtained from the RWQCB in 1996.

         Lubrication Corporation of America

         The Company was named a PRP regarding contamination of a site operated by Lubrication Corporation of America ("LCA"). The Company denied all liability in connection with the LCA site, but nevertheless, the Company paid the sum of $37,000 to be fully released from and to receive full contribution protection relative to all liability in connection with the LCA site.

         Insurance and Reserves

         When the Company initially tendered all of the environmental claims relative to the Superfund Site, the Company's insurers refused to pay or to properly defend the Company. The Company brought litigation against its insurers in which the Company sought indemnity relative to the claims by the EPA for the Superfund Site, and to force its carriers to provide a defense for these claims. The Company successfully moved for summary adjudication of the carriers' duties to defend. As a result of this ruling, during fiscal year 1997, the carriers paid the Company approximately $676,000 for fees incurred prior to May 31, 1996 and has paid the Company's fees incurred after that date at a reasonable rate. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability.

         The Company established an environmental reserve for contingent liabilities that may arise in connection with the Superfund Site. At May 31, 1997, the environmental reserve was $898,000. The Company believes, based upon the advice and opinion of its environmental counsel, that the Company's liabilities will not exceed the amount currently reserved for these matters.

         The Company has not included any specific amount in the environmental reserve for litigation defense costs, which cannot be estimated but could be substantial if these matters precipitate more litigation than is anticipated.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER  MATTERS

         The Company's Class A Common Stock is quoted on the Nasdaq Stock Market under the symbol "HSKL". Prior to November 1, 1994, there was no public trading market for the Company's Common Stock. The following table sets forth the high and low sales prices for the Company's Class A Common Stock as reported by the Nasdaq Stock Market:

                  Fiscal 1995                  High                Low
                  -----------                  ----                ---
                  First Quarter                 --                  --
                  Second Quarter              $10-1/2             $ 9
                  Third Quarter               $12-1/2             $ 8-1/2
                  Fourth Quarter              $10-1/8             $ 5-1/4

                  Fiscal 1996

                  First Quarter               $ 8                 $ 5-1/8
                  Second Quarter              $ 7                 $ 5
                  Third Quarter               $ 7-3/8             $ 5-1/4
                  Fourth Quarter              $ 7-1/2             $ 5-3/4

                  Fiscal 1997

                  First Quarter               $ 8-7/8             $ 6-3/4
                  Second Quarter              $ 8-5/8             $ 7-1/2
                  Third Quarter               $ 9-3/4             $ 7-1/2
                  Fourth Quarter              $ 10-1/2            $ 8-7/8



         On August 18, 1997, the closing price of the Company's Class A Common Stock on the Nasdaq Stock Market was $12 7/8.

         On August 18, 1997, there were approximately 430 holders of record of the Company's Class A Common Stock.

         There is no established trading market for shares of the Company's Class B Common Stock. As of August 18, 1997, all of the Company's Class B Common Stock was held by eight irrevocable trusts. Altogether, there are three beneficiaries of these trusts and each trust has only one beneficiary. All eight trusts have the same co-trustees.

         The Company paid cash dividends in the amount of $.28 per share in fiscal years ended May 31, 1995, 1996 and 1997, on shares of its Class A and Class B Common Stock. The Company currently expects that comparable cash dividends will continue to be paid.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended May 31, 1997 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of May 31, 1996 and 1997, and for each of the years in the three-year period ended May 31, 1997, and the report thereon (which report is based in part on the work of other auditors) of Deloitte & Touche LLP, are included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                  Year Ended May 31,
                                -------------------------------------------------------------------------------------
                                    1993              1994              1995               1996              1997
                                ------------      ------------       ------------      ------------      ------------
OPERATING PERFORMANCE:

Revenues                        $ 40,054,000      $ 37,457,000       $ 38,883,000      $ 42,169,000      $ 51,400,000

Income (loss) from
  Continuing Operations
  Before Taxes                     3,110,000           (36,000)         2,700,000         4,566,000         7,775,000

Net Income from
  Continuing                       2,208,000              --            1,551,000         2,647,000         4,734,000
  Operations

Cash Flow from Continuing
  Operations                       2,390,000           367,000          3,178,000         1,055,000         4,725,000

FINANCIAL POSITION:

Cash & Cash Equivalents         $  9,736,000      $  7,120,000       $  8,806,000      $  8,239,000      $  8,490,000

Working Capital                   22,287,000        17,172,000         20,969,000        21,891,000        24,095,000

Total Assets                      34,506,000        44,411,000         44,295,000        45,360,000        41,232,000

Long-term Debt                       827,000        10,187,000          3,514,000         3,366,000         2,379,000

Shareholders' Equity              25,036,000        24,384,000         31,007,000        32,220,000        28,667,000

PER SHARE DATA:

Net Income from Continuing
  Operations                    $       0.57      $       --         $       0.35      $       0.56      $       0.98

Cash Dividends
                                        0.55              0.36               0.28              0.28              0.28

Book Value
                                        7.46              6.33               6.56              6.81              5.99

Average shares outstanding         3,876,345         3,929,349          4,500,783         4,738,266         4,839,739

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results and timing of certain events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the integration of acquired operations, the sale of the electronic products distribution business, management of growth and other factors.


OVERVIEW

         The consolidated financial statements include the results of the Company and all of its operating divisions and subsidiaries. See discussion of discontinued operations below.

         The Company's corporate offices are located in Burbank, California. The Company consists of the Industrial Technologies Division ("ITD"), also located in Burbank, California, and the Company's wholly owned subsidiaries, Haskel Energy Systems, Ltd. ("HESL"), located in Sunderland, England and its divisions and subsidiaries, Haskel-Hogan Systems and Service ("Haskel-Hogan"), located in Houston, Texas, and Haskel Asia, Pte., located in Singapore. The ITD is the U.S. manufacturer of Haskel(R) Specialty Pumps, Haskel(R) Systems, high-pressure valves, regulators and accessories to complement these products. HESL represents the Company's European industrial products operations with offices located in Sunderland, Stockport and Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; Zoetermeer, the Netherlands; and the most recent addition, after the completion of the fiscal year, in San Sebastian, Spain. Haskel Asia, Pte. represents the Company's Asian operations with offices located in Singapore and Hong Kong. Haskel Asia and HESL and its divisions and subsidiaries primarily distribute Haskel(R) Specialty Pumps and design and manufacturer Haskel(R) Systems for specific applications required by customers in Asia, Australia, Europe, India, and the Middle East. HESL and its divisions and subsidiaries also manufacture products needed for HESL's markets that are not produced in the United States, such as the Jetflow Airmover(R), and distribute specialty products of other manufacturers. Haskel-Hogan is a value-added systems manufacturer.


ENVIRONMENTAL  ISSUES

         At May 31, 1997, the Company had reserves of approximately $898,000 related to its environmental liabilities. Based on the advice and opinion of its environmental counsel, Management believes that these reserves are adequate.

         The Company has four matters relative to environmental issues. They are: 1) Superfund Site; 2) On-site remediation; 3) LCA litigation; and 4) Insurance litigation.

         Superfund Site. The Company has been named a PRP at the Superfund Site. (See Note 12 of Notes to Consolidated Financial Statements.) The EPA has divided the Superfund Site into two regions, Glendale and Burbank, and negotiations are being conducted between regions, and among PRP members, to reallocate the respective shares of the regions and PRP members. The Company and other PRP's may be jointly and severally liable for the remediation of this site. However, based upon advice and opinion of environmental counsel, the Company, which is a participant in the Glendale region, does not anticipate its proportionate share of the remediation costs to exceed the amount reserved.

         On-Site Remediation. The soil at the property occupied by the Company at 100 East Graham Place, Burbank, California had been contaminated by solvents. Pursuant to a directive of the Regional Water Quality Control Board the Company assessed and remediated the soil. All on-site assessment and remediation work has been completed and a letter of closure was obtained from the RWQCB in 1996.

         LCA Litigation. The Company was named a PRP regarding contamination of a site operated by Lubrication Corporation of America ("LCA"). The Company denied all liability in connection with the LCA site, but nevertheless, the Company paid the sum of $37,000 to be fully released from and to receive full contribution protection relative to all liability in connection with the LCA site.

         Insurance Litigation. When the Company initially tendered all of its environmental claims relative to the Superfund Site to its insurers, the Company's insurers refused to pay or to properly defend the Company. The Company brought litigation against its insurers in which the Company sought indemnity relative to the claims by the EPA for the Superfund Site, and to force its carriers to provide a defense for these claims. The Company successfully moved for summary adjudication of the carriers' duties to defend. As a result of this ruling, during fiscal year 1997, the carriers paid the Company approximately $676,000 for legal fees incurred prior to May 31, 1996 and has paid the Company's fees incurred after that date at a reasonable rate. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability. Any payments received from the insurers are netted against the legal expenses included within general and administrative expenses.

        RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items included in the Consolidated Statements of Income:

                                                                       Year Ended May 31,
                                                                --------------------------------
                                                                 1995         1996         1997
                                                                ------       ------       ------
Sales ..................................................        100.0%       100.0%       100.0%
Cost of sales ..........................................         57.6         54.4         54.4
                                                                -----        -----        -----
Gross profit ...........................................         42.4         45.6         45.6
Selling expenses .......................................         17.1         17.0         15.7
General and administrative expenses ....................         15.4         16.2         13.2
Engineering design, research and development expenses ..          3.0          2.1          2.1
                                                                -----        -----        -----
Total operating costs ..................................         35.5         35.3         31.0
                                                                -----        -----        -----
Operating Income .......................................          6.9         10.3         14.6
Other income ...........................................       --              0.6          0.5
                                                                -----        -----        -----
Income from continuing operations before income taxes ..          6.9         10.9         15.1
Provision for income taxes .............................          3.0          4.6          5.9
                                                                -----        -----        -----
Income from continuing operations ......................          3.9          6.3          9.2
Discontinued Operations:
     Loss from operations, net of taxes ................         (1.4)         (.2)        (1.0)
     Estimated loss on disposal of segment, net of taxes           --           --        (13.8)
                                                                -----        -----        -----
Net income (loss) ......................................          2.5%         6.1%        (5.6%)
                                                                =====        =====        =====

DISCONTINUED OPERATIONS

         In January 1997, the Company announced its decision to sell or discontinue its electronic products distribution business. The financial impact of this was first reflected in the Company's November 30, 1996 financial statements. Accordingly, the operations have been treated as a discontinued segment, and the prior financial results have been restated to exclude the affect of these operations. The income or loss from these operations have been reflected separately in the Company's financial results, and a loss on discontinuance of these operations recorded in fiscal year 1997.

         The estimated loss on disposal of segment of $7,095,000 included in the statement of operations for the year ended May 31, 1997 reflects the net amount of the following components: the write-down of the net assets of the Electronic Products Distribution Segment ("EPG") to the expected market value; disposal costs; anticipated operating income of the EPG through the expected date of disposal; and an income tax benefit of $2,515,000 from the reversal of related deferred tax liabilities. The Company recognized a loss from discontinued operations of $532,000, $100,000 and $529,000 for the each of the three years ended May 31, 1995, 1996 and 1997, respectively. The loss from discontinued operations for fiscal year 1997 included $240,000 in restructuring costs incurred in the first quarter. The decrease in income from discontinued operations for the year ended May 31, 1997 as compared to the prior year is the result of weakened market conditions and increased competition within the electronics industry.


RESULTS OF CONTINUING OPERATIONS

         Haskel International, Inc. posted record net sales in 1997, for the second consecutive year, of $51,400,000, rising by $9,231,000, or 21.9%, from 1996 to 1997, and by $3,286,000, or 8.45%, from 1995 to 1996. Higher sales volumes due to expanding international markets, especially throughout Europe and the Pacific Rim, were responsible for most of the growth in revenues from 1995 to 1997. Growth through newly opened and acquired operations accounted for $935,000 of the increase in 1996 and $3,513,000 of the increase in 1997. In 1997, the Company recorded revenues of $1,200,000 from a single order to the automotive safety products sector. Internal growth through new products and systems as well as expanded marketing efforts accounted for the remaining increased revenues.

         Cost of sales increased by 21.7% from 1996 to 1997 and by 2.5% from 1995 to 1996. The growth in cost of sales from 1995 to 1997 was driven by the increased sales volumes. Gross margin as a percent of sales remained constant at 45.6% in 1996 to 1997 and was 42.4% in 1995. The increased gross margin percentages in 1996 and 1997 are the result of improved manufacturing processes, lower material costs, and shifts in the product mix. During 1995, the Company had recorded an additional $400,000 in inventory reserves as a result of changes in product demand and product lines, resulting in lower than usual gross margin percentages.

         General and administrative expenses for 1997 include a credit of approximate $676,000 representing a settlement received from the Company's insurance carriers for the recovery of prior year's legal expenses relating to environmental matters. Selling, general and administrative, and engineering, ("Operating") expenses, excluding the insurance reimbursements in 1997, grew by $1,703,000, or 11.4%, from 1996 to 1997 and by $1,112,000, or 8.1%, from 1995 to
1996. Approximately $1,121,000 and $337,000 of the increase in operating expenses for 1997 and 1996, respectively, represented activities of new businesses acquired and started. The remaining increases in expenses from 1995 to 1997 represent growing selling and marketing costs associated with the Company's efforts to expand market share worldwide and support the Company's growth.

         The Company's effective tax rate decreased to 39% in 1997 compared to 42% and 42.6% in 1996 and 1995, respectively. The effective tax rate in 1995 and 1996 was higher due primarily to additional income taxes associated with dividends from foreign subsidiaries.

         Refer to Note 1 "Summary of Significant Accounting Policies" included in the Company's consolidated financial statements for a description of new accounting pronouncements effecting the continuing operations of the Company.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and met its capital requirements primarily through cash generated from operations.

                                                                          Year Ended May 31,
                                                            -----------------------------------------------
                                                                1995              1996             1997
                                                            -----------       -----------       -----------
Cash and cash equivalents ............................      $ 8,806,000       $ 8,239,000       $ 8,490,000
                                                            ===========       ===========       ===========
Net cash provided by continuing operations ...........      $ 3,178,000       $ 1,055,000       $ 4,725,000
                                                            ===========       ===========       ===========
Net cash provided by (used in) discontinued operations      $  (545,000)      $ 1,495,000       $  (250,000)
                                                            ===========       ===========       ===========
Net cash used in investing activities ................      $ 1,252,000       $ 1,341,000       $ 2,489,000
                                                            ===========       ===========       ===========
Net cash provided by (used in) financing activities ..      $   188,000       $(1,726,000)      $(1,896,000)
                                                            ===========       ===========       ===========


WORKING CAPITAL AND LIQUIDITY

         The Company had working capital at May 31, 1997 of $24,095,000 as compared to $21,891,000 at May 31, 1996.

         Net cash provided by continuing operations was $3,178,000, $1,055,000, and $4,725,000 in 1995, 1996 and 1997, respectively. The increase in cash provided by continuing operations in 1997 as compared to 1996 was the direct result of the significant increase in earnings. The decrease in net cash provided by continuing operations in 1996 as compared to 1995 is primarily the result of increased inventory and accounts receivable balances due to increased sales levels and newly acquired operations. This decrease in cash flow was offset by the significant increase in earnings. Depreciation and amortization was $626,000, $925,000, and $1,282,000 in 1995, 1996 and 1997, respectively.

         Net cash used for investing activities was $1,252,000, $1,341,000, and $2,489,000 in 1995, 1996 and 1997, respectively. Capital expenditures of $1,330,000, $1,272,000, and $1,236,000 represent the primary cash used for investing activities in 1995, 1996, 1997, respectively. Additionally, the Company used $159,000 and $1,348,000 in 1996 and 1997, respectively, for new business acquisitions.

         Net cash used in financing activities in 1996 and 1997 was $1,726,000 and $1,896,000, respectively, and represented principal payments of long-term debt as well as the payment of dividends. In 1997, the Company raised $419,000 from the issuance of common stock as a result of exercised stock options. Net cash provided by financing activities was $188,000 in 1995. Net cash of approximately $6,297,000 ($6,670,000 in 1995, before accounting for deferred costs of $373,000 in 1994) was raised in connection with the Company's initial public offering. Following the offering, the Company paid a related party promissory note using $2,000,000 in cash, and renegotiated its credit facility with its bank, substantially resulting in the total long-term debt reduction of $3,173,000 for the year. Cash dividends of $1,201,000 were also paid during 1995.

         The effect of the exchange rates on cash and cash equivalents resulted in an increase in cash and cash equivalents of $117,000 in 1995, a decrease in cash and cash equivalents of $50,000 in 1996, and an increase in cash and cash equivalents of $161,000 in 1997.

         The Company maintains substantial cash balances in Europe consisting of accumulated earnings from its foreign subsidiaries. The Company intends to use these funds primarily for acquisitions outside the United States and expansion of the Company's European operations.

         See "Consolidated Statements of Cash Flows" for supplemental disclosures of cash flow information related to the Company's acquisitions.

         At May 31, 1997, the Company's principal source of liquidity was $8,490,000 in cash and cash equivalents. The Company believes that these funds plus funds generated by operations, and the available borrowing capacity under its bank credit line, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.


CREDIT FACILITIES

         In November 1993, the Company borrowed $6,000,000 in term debt from a bank to finance the acquisition of the EPG. As of May 31, 1997, the balance of the term debt was $1,957,000 and bears interest at the LIBOR rate plus 1 3/4% (7.5% at May 31, 1997). Additionally, the Company has obtained, from the same bank, a $5,000,000 revolving line of credit and a $4,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures. Borrowings under the acquisition credit line will be converted annually into five-year term loans with interest-only payments in the first year of conversion. Borrowings under the lines of credit bear interest at the LIBOR rate plus 1 1/2% (7.1875% at May 31, 1997) for the revolving line of credit, and 1 3/4% (7.4375% at May 31, 1997) for the acquisition line of credit. At May 31, 1997, there were no outstanding balances under the lines of credit.

         All amounts advanced under the loan agreement, as amended, with the Company's bank (the "Loan Agreement") are secured by 50 percent of the outstanding shares of HESL. The Loan Agreement requires, among other things, that the Company maintain a specified minimum consolidated tangible net worth of not less than $18,000,000; minimum working capital of not less than $15,000,000; earnings before income taxes, depreciation and amortization and non-cash expenses equal to or greater than 1.25 times required debt service, dividends and capital expenditures; certain other ratios and insurance. In addition, the Loan Agreement restricts the Company's ability to incur indebtedness, pay dividends in the event of a default under the Loan Agreement, consummate mergers or acquisitions without prior Bank approval in which the consideration paid by the Company exceeds the acquisition line, or make annual aggregate capital expenditures exceeding $2,000,000. The revolving credit portion of the Loan Agreement provides that for at least 30 consecutive days during each twelve-month period there shall be no loans outstanding under the revolving credit line. As of May 31, 1997, the Company was in compliance with all of the covenants of the Loan Agreement.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Consolidated Financial Statements of Haskel International, Inc. and Subsidiaries included herein and listed on the Index to Consolidated Financial Statements set forth below.

                   Index to Consolidated Financial Statements

                                                                       Page
                                                                       ----
Independent Auditors' Reports.......................................   F-1

Consolidated Balance Sheets
at May 31, 1996 and 1997............................................   F-3

Consolidated Statements of Operations
for the years ended May 31, 1995, 1996 and 1997.....................   F-5

Consolidated Statements of Shareholders' Equity
for the years ended May 31, 1995, 1996 and 1997.....................   F-6

Consolidated Statements of Cash Flows
for the years ended May 31, 1995, 1996 and 1997.....................   F-7

Notes to Consolidated Financial Statements..........................   F-9



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES NONE



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding executive officers of the Company is included in
Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 31, 1997, and which is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number    Exhibit Description
-------   -------------------
   3.1    Restated Articles of Incorporation of the Company, as amended.
          (Incorporated by reference to Exhibit 3.1 of the Company's Annual
          Report on Form 10-K for the fiscal year ended May 31, 1995)

   3.2 Restated Bylaws of the Company, as amended. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for fiscal year ended May 31, 1996)

   4.1    Specimen Class A Common Stock and Class B Stock Certificates.
          (Incorporated by reference to Exhibit 4.1 of the Company's
          Registration Statement on Form S-1 (File No. 33-74362))

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

  10.3    1995 Incentive Stock Option Plan and form of Stock Option Agreement.
          Incorporated by reference to Exhibit 10.3 of the Company's Annual
          Report on Form 10-K for fiscal year ended May 31, 1996)

  10.4    1995 Formula Stock Option Plan and form of Stock Option Agreement.
          (Incorporated by reference to Exhibit 10.4 of the Company's Annual
          Report on Form 10-K for fiscal year ended May 31, 1996)

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

Exhibit
Number    Exhibit Description
-------   -------------------
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

  10.14   Amendment to the Glendale Superfund Site PRP Organization Agreement
          dated as of January 11, 1996 by and among the Company and the other
          PRPs in the Group. (Incorporated by reference to Exhibit 10.14 of the
          Company's Annual Report on Form 10-K for fiscal year ended May 31,
          1996)

  10.15   Memorandum of Agreement Regarding Cost-Sharing for the Glendale
          Operable Unit Superfund Sites dated June 7, 1995 by and among the
          Company and the other PRPs in the Group. (Incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for fiscal year ended May 31, 1996)

  10.16   Underwriter's Warrant Agreement. (Incorporated by reference to Exhibit
          10.18 of the Company's Registration Statement on Form S-1 (File No.
          33-74362))

  10.17   Loan Agreement dated February 21, 1995 by and between the Company and
          Union Bank and related Commercial Promissory Note, Arbitration
          Agreement, Continuing Guaranty and Security Agreement-Pledge.
          (Incorporated by reference to the Company's Quarterly Report on Form
          10-Q for the period ended February 28, 1995)

  10.18 First Amendment dated as of August 30, 1995 to Loan Agreement between the Company and Union Bank. (Incorporated by reference to Exhibit
          10.18 of the Company's Annual Report on Form 10-K for fiscal year ended May 31, 1996)

  10.19 Second Amendment dated as of February 13, 1996 to Loan Agreement between the Company and Union Bank. (Incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for fiscal year ended May 31, 1996)

  10.20 Third Amendment dated as of April 16, 1996 to Loan Agreement between the Company and Union Bank. (Incorporated by reference to Exhibit
          10.20 of the Company's Annual Report on Form 10-K for fiscal year ended May 31, 1996)

  10.21   Employment Agreement dated December 22, 1995 regarding James C.
          Minyard. (Incorporated by reference to Exhibit 10.21 of the Company's
          Annual Report on Form 10-K for fiscal year ended May 31, 1996)

Exhibit
Number    Exhibit Description
-------   -------------------
  10.22   Haskel International, Inc. Executive Separation Pay Plan.
          (Incorporated by reference to Exhibit 10.22 of the Company's Annual
          Report on Form 10-K for fiscal year ended May 31, 1996)

  10.23   Employment Agreement dated July 8, 1996 regarding Doranda Frison.
          (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly
          Report on Form 10-Q for the period ended August 31, 1996)

  10.24 Fourth Amendment dated as of November 15, 1996 to Loan Agreement between the Company and Union Bank. (Incorporated by reference to Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1997)

  10.25 Fifth Amendment dated as of February 4, 1997 to Loan Agreement between the Company and Union Bank. (Incorporated by reference to Exhibit
          10.24 of the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1997)

  11.1    Statement regarding computation of net income per share.

  21      Schedule of Subsidiaries.

  23.1    Consent of Deloitte & Touche.

  23.2    Consent of Price Waterhouse.

  27      Financial Data Schedule.


         The following schedules supporting the financial statements:

         Schedule II       Valuation and Qualifying Accounts


(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 25, 1997                   HASKEL INTERNATIONAL, INC.

                                                By /s/ Lonnie D. Schnell
                                                -------------------------------
                                                Lonnie D. Schnell
                                                Chief Financial Officer

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


Signature                                                     Title                              Date
---------                                                     -----                              ----

                                                     Chairman of the Board
/s/ Edward Malkowicz                                 and Director                       August 25, 1997
-------------------------------------
Edward Malkowicz

                                                     Chief Executive Officer
/s/ R. Malcolm Greaves                               and Director                       August 25, 1997
-------------------------------------
R. Malcolm Greaves


Richard Detweiler                                    Director                           August 25, 1997
------------------------------------
Richard Detweiler


/s/ Marvin L. Goldberger                             Director                           August 25, 1997
------------------------------------
Marvin L. Goldberger


/s/ Stanley T. Myers                                 Director                           August 25, 1997
------------------------------------
Stanley T. Myers


/s/ Terrence A. Noonan                               Director                           August 25, 1997
------------------------------------
Terrence A. Noonan


/s/ John T. Vinke                                    Director                           August  25, 1997
---------------------------
John T. Vinke


                           HASKEL INTERNATIONAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Independent Auditors' Reports...........................................  F-1

Consolidated Balance Sheets
at May 31, 1996 and 1997................................................  F-3

Consolidated Statements of Operations
for the years ended May 31, 1995, 1996 and 1997.........................  F-5

Consolidated Statements of Shareholders' Equity
for the years ended May 31, 1995, 1996 and 1997.........................  F-6

Consolidated Statements of Cash Flows
for the years ended May 31, 1995, 1996 and 1997.........................  F-7

Notes to Consolidated Financial Statements..............................  F-9


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Haskel International, Inc.:

We have audited the accompanying consolidated balance sheets of Haskel International, Inc. ("the Company") and its subsidiaries as of May 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits. We did not audit the financial statements of Haskel Energy Systems, Ltd. ("HESL") (a consolidated subsidiary), which statements reflect total assets constituting 43% of consolidated total assets at May 31, 1996 and 1997 and total sales constituting 38%, 42% and 45% for fiscal years 1995, 1996 and 1997, respectively, of consolidated total sales. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HESL, is based solely upon the report of such other auditors.

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

In our opinion, based upon our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Haskel International, Inc. and its subsidiaries at May 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
Costa Mesa, California
July  21, 1997

                 INDEPENDENT AUDITORS' REPORT TO THE MEMBERS OF
                          HASKEL ENERGY SYSTEMS LIMITED



We have audited the consolidated balance sheets of Haskel Energy Systems Limited and its subsidiaries as of May 31, 1996 and 1997, and the related consolidated statements of income, of shareholders' equity, and of cash flows for each of the three years in the period ended May 31, 1997 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Haskel Energy Systems Limited and its subsidiaries as of May 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.



PRICE WATERHOUSE
Chartered Accountants
and Registered Auditors

Newcastle
United Kingdom
July 21, 1997

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                            May 31,                   May 31,
                                                                                             1996                      1997

                                                                                    ---------------------     ---------------------

                                                              ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                             $   8,239,000             $   8,490,000
     Accounts receivable, net                                                                  9,581,000                11,751,000
     Inventories                                                                              10,532,000                10,335,000
     Prepaid expenses and other current assets                                                   356,000                   942,000
     Deferred income taxes                                                                     1,260,000                 1,419,000
                                                                                    ---------------------     ---------------------
          TOTAL CURRENT ASSETS                                                                29,968,000                32,937,000

PROPERTY, PLANT & EQUIPMENT, Net                                                               5,526,000                 5,376,000

PURCHASED TECHNOLOGY, Net                                                                      6,569,000

GOODWILL, Net                                                                                  3,248,000                   698,000

DEFERRED INCOME TAXES                                                                                                    2,156,000

OTHER ASSETS                                                                                      49,000                    65,000
                                                                                    ---------------------     ---------------------

                                 TOTAL                                                      $ 45,360,000              $ 41,232,000
                                                                                    =====================     =====================



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                      May 31,                  May 31,
                                                                                        1996                     1997

                                                                                ---------------------    ---------------------

                                      LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                                $      985,000           $      978,000
     Accounts payable                                                                      3,510,000                4,070,000
     Dividends payable                                                                       331,000                  335,000
     Accrued liabilities                                                                   3,089,000                3,249,000
     Income taxes payable                                                                    162,000                  210,000
                                                                                ---------------------    ---------------------
                            TOTAL CURRENT LIABILITIES                                      8,077,000                8,842,000

LONG-TERM DEBT                                                                             2,381,000                1,401,000

DEFERRED INCOME TAXES                                                                        334,000

OTHER ACCRUED LIABILITIES                                                                  2,348,000                2,322,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares authorized; 4,688,230 and
        4,748,230 issued and outstanding at May 31, 1996 and May 31, 1997,
        respectively                                                                      13,436,000               13,855,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 31, 1996 and May 31, 1997                                                         19,000                   19,000
     Retained Earnings                                                                    18,951,000               14,733,000
     Cumulative foreign currency translation adjustment                                     (186,000)                  60,000
                                                                                ---------------------    ---------------------
             TOTAL SHAREHOLDERS' EQUITY                                                   32,220,000               28,667,000
                                                                                ---------------------    ---------------------
                                          TOTAL                                         $ 45,360,000             $ 41,232,000
                                                                                =====================    =====================





See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended May 31,
                                                                1995           1996            1997
                                                            ------------    ------------    ------------

SALES                                                       $ 38,883,000    $ 42,169,000    $ 51,400,000

COST OF SALES                                                 22,398,000      22,956,000      27,938,000
                                                            ------------    ------------    ------------

GROSS PROFIT                                                  16,485,000      19,213,000      23,462,000

EXPENSES:
      Selling                                                  6,642,000       7,162,000       8,081,000

      General and administrative                               6,007,000       6,845,000       6,779,000

      Engineering design, research and development             1,151,000         905,000       1,079,000

                                                            ------------    ------------    ------------
                  Total                                       13,800,000      14,912,000      15,939,000
                                                            ------------    ------------    ------------

OPERATING INCOME                                               2,685,000       4,301,000       7,523,000

OTHER INCOME (EXPENSE):
      Interest Expense                                          (238,000)       (104,000)       (118,000)
      Interest Income                                            435,000         356,000         358,000
      Other                                                     (182,000)         13,000          12,000
                                                            ------------    ------------    ------------
                                                                  15,000         265,000         252,000
                                                            ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS
      BEFORE PROVISION FOR INCOME TAXES                        2,700,000       4,566,000       7,775,000

PROVISION FOR INCOME TAXES                                     1,149,000       1,919,000       3,041,000
                                                            ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                              1,551,000       2,647,000       4,734,000

DISCONTINUED OPERATIONS:
      Loss from operations, net of taxes                        (532,000)       (100,000)       (529,000)

      Estimated loss on disposal of segment, net of taxes                                     (7,095,000)
                                                            ------------    ------------    ------------

NET INCOME (LOSS)                                           $  1,019,000    $  2,547,000    $ (2,890,000)
                                                            ============    ============    ============

INCOME (LOSS) PER SHARE:
      Continuing operations                                 $       0.35    $       0.56    $       0.98
      Discontinued operations:
              Loss from operations                                 (0.12)          (0.02)          (0.11)
              Estimated loss on disposal                                                           (1.47)
                                                            ------------    ------------    ------------
      Total                                                 $       0.23    $       0.54    ($      0.60)
                                                            ============    ============    ============
DIVIDEND PER SHARE                                          $       0.28    $       0.28    $       0.28
                                                            ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                           4,500,783       4,738,266       4,839,739
                                                            ============    ============    ============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                   Year Ended May 31,
                                       --------------------------------------------
                                           1995            1996            1997
                                       -------------   ------------    ------------
Shares outstanding

Common stock, Class A shares
Balance, beginning of year                3,406,470       4,688,230       4,688,230
Issuance of common stock                    874,500                          60,000
Conversion of common stock                  407,260
                                       ------------    ------------    ------------
    Balance, end of year                  4,688,230       4,688,230       4,748,230
                                       ============    ============    ============

Common stock, Class B shares
Balance, beginning of year                  447,260          40,000          40,000
Conversion of common stock                 (407,260)
                                       ------------    ------------    ------------
    Balance, end of year                     40,000          40,000          40,000
                                       ============    ============    ============


Common stock, Class A
Balance, beginning of year             $  6,859,000    $ 13,436,000    $ 13,436,000
Issuance of common stock                  6,381,000                         419,000
Conversion of common stock                  196,000
                                       ------------    ------------    ------------
    Balance, end of year               $ 13,436,000    $ 13,436,000    $ 13,855,000
                                       ============    ============    ============

Common stock, Class B
Balance, beginning of year             $    215,000    $     19,000    $     19,000
Conversion of common stock                 (196,000)
                                       ------------    ------------    ------------
    Balance, end of year               $     19,000    $     19,000    $     19,000
                                       ============    ============    ============

Retained earnings
Balance, beginning of year             $ 17,971,000    $ 17,729,000    $ 18,951,000
Net income (loss)                         1,019,000       2,547,000      (2,890,000)
Cash dividends, Class A and B shares     (1,261,000)     (1,325,000)     (1,328,000)
                                       ------------    ------------    ------------
    Balance, end of year               $ 17,729,000    $ 18,951,000    $ 14,733,000
                                       ============    ============    ============

Cumulative translation adjustment
    Balance, end of year                   (177,000)       (186,000)         60,000
                                       ------------    ------------    ------------

Total shareholders' equity             $ 31,007,000    $ 32,220,000    $ 28,667,000
                                       ============    ============    ============



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended May 31,
                                                                        -----------------------------------------
                                                                           1995           1996            1997
                                                                        -----------    -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income from continuing operations                                   $ 1,551,000    $ 2,647,000    $ 4,734,000
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                        626,000        925,000      1,282,000
       (Gain) Loss on sale of property                                      (15,000)       (33,000)        62,000
       Deferred income taxes                                                (19,000)       (35,000)        13,000
       Effect of exchange rate changes                                      368,000         41,000         84,000
       Changes in operating assets and liabilities
          (net of acquisitions):
            Accounts Receivable, net                                      1,721,000     (1,441,000)    (2,690,000)
            Inventories                                                    (579,000)    (1,450,000)       703,000
            Prepaid expenses and other current assets                       351,000        (74,000)      (596,000)
            Accounts Payable and accrued liabilities                       (661,000)       686,000      1,010,000
            Income taxes                                                   (165,000)      (211,000)       123,000
                                                                        -----------    -----------    -----------
               Net cash provided by continuing operations                 3,178,000      1,055,000      4,725,000
                                                                        -----------    -----------    -----------
               Net cash (used in) provided by discontinued operations      (545,000)     1,495,000       (250,000)
                                                                        -----------    -----------    -----------
               Net cash provided by operating activities                  2,633,000      2,550,000      4,475,000
                                                                        -----------    -----------    -----------
CASH FLOWS FROM INVESTING
    ACTIVITIES:
       Capital expenditures                                              (1,330,000)    (1,272,000)    (1,236,000)
       Proceeds from sale of property                                        78,000         90,000         95,000
       Purchase of subsidiary (net of cash and
          cash equivalents acquired)                                                      (159,000)    (1,348,000)
                                                                        -----------    -----------    -----------
               Net cash used in investing activities                     (1,252,000)    (1,341,000)    (2,489,000)
                                                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING
    ACTIVITIES:
       Principal payments on long-term debt - related party              (2,000,000)
       Principal payments on long-term debt                              (3,173,000)      (401,000)      (987,000)
       Proceeds from issuance of common stock                             6,754,000                       419,000
       Dividends declared                                                (1,261,000)    (1,325,000)    (1,328,000)
       Repayment of notes payable                                          (192,000)
       Increase in dividends payable                                         60,000
                                                                        -----------    -----------    -----------
               Net cash provided by (used in) financing activities          188,000     (1,726,000)    (1,896,000)
                                                                        -----------    -----------    -----------
EFFECT OF EXCHANGE RATE ON
    CASH AND CASH EQUIVALENTS                                               117,000        (50,000)       161,000
                                                                        -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                           1,686,000       (567,000)       251,000
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                   7,120,000      8,806,000      8,239,000
                                                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 8,806,000    $ 8,239,000    $ 8,490,000
                                                                        ===========    ===========    ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                            Year Ended May 31,
                                   ------------------------------------
                                     1995        1996           1997
                                   ---------   ----------    ----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
Cash paid during the year for :
Interest
      Continuing operations       $  266,000   $   75,000   $  121,000
                                  ==========   ==========   ==========
      Discontinued operations     $  314,000   $  181,000   $  111,000
                                  ==========   ==========   ==========
Income taxes                      $1,245,000   $2,128,000   $2,557,000
                                  ==========   ==========   ==========

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

      On November 30, 1995, HESL acquired certain assets of Armaturenbau GmbH for $412,000 ($159,000 in cash and a note payable of $253,000.)

      On June 3, 1996, HESL acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited ("HME") for $851,000 ($814,000 in cash and $37,000 in acquisition costs) plus liabilities.

               Fair value of assets acquired     $     1,067,000
               Cash paid                                (851,000)
                                                 ----------------
               Liabilities assumed               $       216,000
                                                 ================

      On May 1, 1997, HESL acquired all of the outstanding stock of Nanojet Engineering GmbH for $29,000 plus liabilities.


               Fair value of assets acquired      $       176,000
               Cash paid                                  (29,000)
                                                  ----------------
               Liabilities assumed                $       147,000
                                                  ================



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


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

Inventories

        Inventories are stated at the lower of cost or market. The cost of domestic inventories is determined by the last-in, first-out (LIFO) method and represents approximately 64% and 55% of consolidated inventories at May 31, 1996 and 1997, respectively. All other inventories are valued using the first-in, first-out (FIFO) method. If all domestic inventories had been valued on the FIFO method, they would have been higher by $1,843,000 and $1,944,000 at May 31, 1996 and 1997, respectively.

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

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


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

        During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share (EPS) excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of SFAS No. 128 within the first quarter of fiscal year 1998. Basic and diluted EPS, as computed under SFAS No. 128, would have no impact on the earnings per share calculations for the three years ended May 31, 1997 due to the insignificant number of common stock equivalents outstanding in each of these three years.

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

Intangible Assets

        The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company annually evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment in value.

Reclassifications

        Certain reclassifications have been made in the 1995 and 1996 financial statements to conform with the 1997 financial statement presentation.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options

        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        Pursuant to the new accounting standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of employee stock-based transactions (Note 9).

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

Recent Accounting Pronouncements

        In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company has not yet determined the impact of adopting this statement.

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and requires enterprises to report selected information about operating segments in interim financial reports. The Company has not yet determined the impact of adopting this statement.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


2.         MERGERS AND ACQUISITIONS

        On November 19, 1993, the Company paid $6,000,000 in cash, $268,000 in acquisition costs and issued 450,000 shares of its Class A Common Stock in exchange for all of the outstanding common stock of M.G. Electronics ("MGE"). The transaction has been accounted for as a purchase. The valuation of the Company's stock used in recording the purchase price was $7.18 per share, which was the value as of the fiscal year ended May 31, 1993 as determined by an independent appraisal. In connection with the acquisition, the Company recorded purchased technology of $7,900,000 and goodwill of $3,428,000. During fiscal year 1997, the Company made the decision to dispose of this business (see Note
14).

        During fiscal years ending May 31, 1995, 1996 and 1997, the Company completed the following acquisitions recorded using the purchase accounting method. The pro-forma effects of the acquisitions are not significant to the financial statements.

        On November 30, 1995, HESL acquired certain assets of Armaturenbau GmbH in exchange for $159,000 in cash and a note payable of $253,000. In connection with the acquisition, the Company recorded goodwill of approximately $108,000, which is being amortized over 15 years.

        On June 3, 1996, HESL acquired all of the outstanding stock of Hydraulic Mobile Equipment Limited ("HME") in exchange for $814,000 in cash and $37,000 in acquisition costs. In connection with the acquisition, the Company recorded goodwill of approximately $161,000, which is being amortized over 15 years.

        On December 4, 1996, the Company acquired certain assets of Hogan Fluid Power, Inc. for approximately $380,000 in cash and $50,000 in acquisition costs. In connection with the acquisition, the Company recorded goodwill of approximately $40,000, which is being amortized over 5 years.

        On May 1, 1997, HESL acquired all of the outstanding stock of Nanojet Engineering GmbH for $29,000 in cash. In connection with the acquisition, the Company recorded goodwill of approximately $147,000, which is being amortized over 5 years.


3.   COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS


                                             May 31,         May 31,
                                             1996            1997
                                          ------------    ------------

Cash and cash equivalents:
  Cash in banks                           $  2,901,000    $  3,077,000
  Time deposits                              5,338,000       5,413,000
                                          ------------    ------------
                                          $  8,239,000    $  8,490,000
                                          ============    ============
Accounts receivable:
  Accounts receivable                     $ 10,542,000    $ 12,294,000
  Less: Allowance for doubtful accounts       (961,000)       (543,000)
                                          ------------    ------------
                                          $  9,581,000    $ 11,751,000
                                          ============    ============



                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


3.      COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS (CONTINUED)


                                                      May 31,          May 31,
                                                        1996            1997
                                                    ------------    ------------
Inventories:
  Raw materials .................................   $  3,335,000    $  3,029,000
  Work-in-process ...............................      2,032,000       1,697,000
  Finished goods ................................      5,165,000       5,609,000
                                                    ------------    ------------
                                                    $ 10,532,000    $ 10,335,000
                                                    ============    ============

Property, plant and equipment:
  Land and building .............................   $  2,636,000    $  2,870,000
  Computer equipment ............................      2,530,000       2,022,000
  Machinery and equipment .......................      3,378,000       4,321,000
  Furniture and fixtures ........................      2,466,000         529,000
  Leasehold improvements ........................      1,436,000         962,000
                                                    ------------    ------------
                                                      12,446,000      10,704,000
  Less: Accumulated depreciation and amortization     (6,920,000)     (5,328,000)
                                                    ------------    ------------
                                                    $  5,526,000    $  5,376,000
                                                    ============    ============

Purchased technology:
  Purchased technology ..........................   $  7,900,000
  Less: Accumulated amortization ................     (1,331,000)
                                                    ------------
                                                    $  6,569,000
                                                    ============

Goodwill:
  Goodwill ......................................   $  3,859,000    $    804,000
  Less: Accumulated amortization ................       (611,000)       (106,000)
                                                    ------------    ------------
                                                    $  3,248,000    $    698,000
                                                    ============    ============

Accrued Liabilities:
  Accrued payroll and related expenses ..........   $    452,000    $    309,000
  Accrued bonuses ...............................        725,000         913,000
  Accrued environmental expenses ................         93,000
  Accrued retirement benefits ...................        209,000         197,000
  Accrued vacation ..............................        521,000         518,000
  Accrued commissions ...........................        284,000         342,000
  Other .........................................        805,000         970,000
                                                    ------------    ------------


                                                    $  3,089,000    $  3,249,000
                                                    ============    ============


                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


4.      LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                      May 31,        May 31,
                                                                                      1996            1997
                                                                                   ------------   -----------

Various installment notes issued in connection with stock repurchases. Principal payable in equal quarterly installments through February 2000. Interest payable at a rate equal to
  one-year Treasury Notes adjusted quarterly. Interest rate
  at May 31, 1997 was 5.92% ....................................................   $   386,000    $   271,000
Non-interest bearing note payable issued in connection with
  acquisition.  Payable in three annual installments of $95,000
Interest imputed based on an assumed interest
  rate of 8% ...................................................................       241,000        151,000
Note payable to bank, principal payable in 46 equal monthly
  installments of $65,200 through November  1999. The
  unpaid principal balance accrues interest, to be paid
  monthly, based upon  the LIBOR rate plus 1 3/4%
  Interest rate at May 31, 1997 was 7.5%.  Collateralized
  by 50% of the Company's stock in
  HESL .........................................................................     2,739,000      1,957,000
                                                                                   -----------    -----------
                                                                                     3,366,000      2,379,000
Less:  Current portion of long-term debt .......................................      (985,000)      (978,000)
                                                                                   -----------    -----------
Long-term debt .................................................................   $ 2,381,000    $ 1,401,000
                                                                                   ===========    ===========




Amounts of scheduled debt repayments by fiscal year are summarized as follows:

                                                                     May 31,
                                                                   -------------
1998........................................................           $978,000
1999........................................................            940,000
2000........................................................            461,000
                                                                   -------------
     Total                                                           $2,379,000
                                                                   =============


        The Company has a $5 million revolving line of credit available with a bank at an interest rate equal to the LIBOR rate plus 1 1/2% (7.1875% at May 31, 1997). There were no outstanding balances under the line of credit as of May 31, 1996 or 1997.

        The Company has a $4 million acquisition line of credit available with the same bank at an interest rate equal to the LIBOR rate plus 1 3/4% (7.4375% at May 31, 1997). The Company may make minimum draws of $250,000 against this line. Balances outstanding against this line at the end of February each year are converted into a five-year term loan, payable in 48 equal installments beginning one year from the conversion to a term loan. The term loan with the bank bears interest at the same rate as the acquisition line. There were no borrowings against this acquisition line and no term loans associated with this line outstanding as of May 31, 1997.

        The above loan agreement with the bank contains certain covenants, including a requirement to maintain working capital of not less than $15,000,000; tangible net worth of not

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


4.      LONG-TERM DEBT (CONTINUED)

less than $18,000,000; and earnings before income taxes, depreciation and amortization and non-cash expenses equal to or greater than 1.25 times required debt service, dividends and capital expenditures. In addition, the covenants restrict the Company's ability to incur indebtedness, pay dividends in the event of default, consummate certain mergers and make capital expenditures in excess of $2,000,000. As of May 31, 1997, the Company was in compliance with all of the covenants of the loan agreement.


5.      LEASE COMMITMENTS

        The Company leases office space, plant and warehouse facilities under operating lease agreements expiring at various dates through May 2007. Some of the operating leases contain renewal options and provisions requiring the Company to pay property tax increases in addition to the minimum rental. Additionally, the Company leases automobiles under operating lease agreements expiring at various dates through February 2000.

        Future minimum rental payments under operating leases with an initial term of one year or more are as follows:


Fiscal year ending May 31,

  1998...................................................        $401,000
  1999...................................................         350,000
  2000...................................................         253,000
  2001...................................................         196,000
  2002...................................................         127,000
  Thereafter.............................................         477,000
                                                            --------------
Total minimum lease payments.............................      $1,804,000
                                                            ==============



         Rent expense for all operating leases was $212,000, $246,000, and $222,000 for fiscal years 1995, 1996 and 1997, respectively.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997

6.      INCOME TAXES

        The provision for income taxes is summarized as follows:

                                            Fiscal Year Ended May 31,
                               -------------------------------------------------
                                   1995               1996               1997
                               -----------        -----------        -----------
Current:
  Federal ..............       $   470,000        $ 1,059,000        $ 1,163,000
  State ................           296,000            313,000            500,000
  Foreign ..............           625,000            901,000          1,171,000
                               -----------        -----------        -----------
                                 1,391,000          2,273,000          2,834,000
Deferred:
  Federal ..............          (180,000)          (305,000)           140,000
  State ................           (62,000)           (49,000)            12,000
   Foreign .............                                                  55,000
                               -----------        -----------        -----------
                               $ 1,149,000        $ 1,919,000        $ 3,041,000
                               ===========        ===========        ===========

            HESL had undistributed earnings of approximately $12,100,000 at May 31, 1995. In July 1995, $3,500,000 of these earnings were distributed to the Company. The Company included income taxes on this distribution in its fiscal year 1995 tax provision. Management retained permanently the remaining $8,600,000 of the undistributed earnings of HESL as of May 31, 1995 primarily for internal growth and strategic acquisitions outside of the United States. Unrecognized income taxes on such earnings would be approximately 2 1/2 percent, or $215,000, after taking into effect foreign tax credits which would be available as a reduction of the majority of the U.S. income tax in the event of the future distribution of these earnings. In fiscal years 1996 and 1997, the Company provided taxes (net of expected foreign tax credits) on the undistributed earnings of HESL in excess of the $8,600,000 permanently retained.

The components of deferred tax assets (liabilities) are as follows:

                                                          May 31,       May 31,
                                                          1996           1997
                                                     -------------   -----------
     Deferred tax assets:
  Uniform capitalization rules ....................   $   334,000    $   303,000
  Allowance for doubtful accounts .................       344,000        150,000
  Reserve for obsolescence ........................       360,000        489,000
  Environmental accrual ...........................       407,000        363,000
  Retirement accrual ..............................       538,000        524,000
  Vacation and sick accrual .......................       163,000        130,000
  Severance accrual ...............................                      179,000
  Purchased land/building - related party (Note 11)     1,549,000      1,624,000
  Other ...........................................       170,000        250,000
                                                      -----------    -----------
Total deferred tax assets .........................     3,865,000      4,012,000
                                                      -----------    -----------
Deferred tax liabilities:
  Depreciation ....................................      (191,000)      (122,000)
  Purchased technology ............................    (2,662,000)
  Other ...........................................       (86,000)      (315,000)
                                                      -----------    -----------
Total deferred tax liabilities ....................    (2,939,000)      (437,000)
                                                      ===========    ===========
Net deferred tax asset ............................   $   926,000    $ 3,575,000
                                                      ===========    ===========


                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


6.      INCOME TAXES (CONTINUED)

        Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

        The provisions for income taxes differ from the provisions that would have resulted by applying the Federal statutory rates to the income from continuing operations before income taxes. The reasons for these differences are as follows:

                                                      FISCAL YEAR ENDED MAY 31,
                                                 ------------------------------------
                                                    1995         1996         1997
                                                 ----------   -----------  ----------
Income tax expense at statutory rate .........   $  918,000   $1,552,000   $2,644,000
State income taxes, net of federal tax benefit      154,000      174,000      338,000
Taxes associated with dividends  from HESL ...       34,000       53,000
Foreign income subject to tax other than at
    federal statutory rate ...................                   110,000
Other ........................................       43,000       30,000       59,000
                                                 ----------   ----------   ----------
                                                 $1,149,000   $1,919,000   $3,041,000
                                                 ==========   ==========   ==========


7.      PROFIT SHARING PLAN

        The Company has a profit sharing plan which covers substantially all U.S. employees. Contributions are at the discretion of the Board of Directors. The Company did not make any profit sharing contributions for fiscal years 1995, 1996 or 1997.

        Effective June 1, 1997, the Company adopted the Haskel International, Inc. 401(k) Plan. The Company established the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their gross wages (or a maximum of $9,500 annually). The Company will match 25% of the employee's deferral up to the first 6 percent of each participating employee's deferral. Employees vest immediately in the Company's matching contribution.


8.       RETIREMENT PLANS

         HESL maintains two pension plans for the benefit of employees:

         (a) The Haskel Retirement Benefits Plan provides future benefits for all employees of HESL who have completed one year of qualifying service.

         (b) A Discretionary Benefits Plan provides additional future benefits for United Kingdom directors.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


8.      RETIREMENT PLANS (CONTINUED)

        Pension costs are determined under the provisions of SFAS No. 87, Employers' Accounting for Pensions. Plan assets are held separately from those of HESL and are invested with insurance companies. Certain selected information for the plans is as follows:

                                                                        May 31,
                                                             --------------------------
                                                                1996             1997
                                                             -----------    -----------
Actuarial present value of benefit obligations:
  Vested benefits ........................................   $ 1,897,000    $ 2,159,000
  Non-vested benefits ....................................       174,000        197,000
                                                             -----------    -----------
Accumulated benefit obligation ...........................     2,071,000      2,356,000
Effect of projected salary increases .....................       229,000        294,000
                                                             -----------    -----------
Projected benefit obligation .............................     2,300,000      2,650,000
Net assets available for benefits (market value) .........     1,876,000      2,369,000
                                                             -----------    -----------
Projected benefit obligation in excess of plan assets ....       424,000        281,000
Unrecognized net obligation being recognized over 15 years       469,000        351,000
                                                             ===========    ===========
Prepaid pension cost .....................................   $   (45,000)   $   (70,000)
                                                             ===========    ===========

        Net periodic pension cost included the following components:

                                                         Fiscal Year Ended May 31,
                                                   -----------------------------------
                                                      1995         1996         1997
                                                   ---------    ---------    ---------
Service cost - benefits earned during the period   $ 131,000    $ 158,000    $ 164,000
Interest cost on projected benefit obligation ..     214,000      184,000      191,000
Expected return on plan assets .................    (158,000)    (150,000)    (276,000)
Amortization of unrecognized net obligation ....      42,000       16,000      136,000
                                                   =========    =========    =========
Net periodic pension cost ......................   $ 229,000    $ 208,000    $ 215,000
                                                   =========    =========    =========

        The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 9 percent and 8 percent, respectively, for fiscal year 1995 and 8 percent and 6 percent, respectively, for fiscal years 1996 and 1997. The expected long-term rate of return on assets was 9 percent for fiscal year 1995 and 8 percent for fiscal years 1996 and 1997. The discount rate approximates the rate on AA-rated bonds in the United Kingdom.


9. STOCK OPTIONS AND WARRANTS

         The Company has four stock option plans: the 1989 Incentive Stock Option Plan and the Nonqualified Stock Option Plan which were replaced by the 1995 Incentive Stock Option Plan and the 1995 Formula Stock Option Plan, respectively. Under the Company's various stock option plans, the Company may issue nonqualified and incentive stock options to officers, directors and other employees to purchase the Company's Class A Common Stock at a price that is not less than 100 percent of the fair market value at the date of grant. The options granted under the 1989 Incentive Stock Option Plan and the Nonqualified Stock Option Plan become exercisable at such times and in such installments as were determined by the Board of Directors at the time of the

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

grant. The options granted under the 1995 Incentive Stock Option Plan, which replaced both the 1989 Incentive Stock Option Plan and Nonqualified Stock Option Plan, become exercisable at such times and in such installments as are determined by the Stock Option Committee at the time of grant. The options granted under the 1995 Formula Stock Option Plan become exercisable in equal installments over five years. The options under all of the above plans expire no later than ten years after the date of grant. There are 1,380,000 shares of Class A Common Stock reserved for issuance under the option plans as of May 31, 1997. As of May 31, 1997, options for 505,365 of these shares, in the aggregate, were exercisable. The following table summarizes the stock option activity:

                                          Range of Option
                                Shares    Prices Per Share
                               --------   ----------------

Outstanding at June 1, 1994    524,285    $7.00 - $9.46
Options exercised .........    (12,000)   $7.00 - $7.18
Options granted ...........    269,000    $8.03 - $10.00
Options canceled ..........     (2,400)   $8.03 - $9.46
                               -------


Outstanding at May 31, 1995    778,885    $7.00 - $10.00
Options granted ...........    238,000    $5.38 - $7.25
Options canceled ..........   (182,320)   $5.38 - $9.50
                              --------


Outstanding at May 31, 1996    834,565    $5.38 - $10.00
Options exercised .........    (60,000)   $5.38 - $7.18
Options granted ...........    244,000    $7.50 - $10.00
Options canceled ..........   (125,000)   $7.00 - $8.03
                              --------
Outstanding at May 31, 1997    893,565    $5.38 - $10.00
                              ========


                               Options Outstanding
                                 at May 31, 1997
-------------------------------------------------------------------------------

                                                Weighted
                                   Weighted     Average                       Weighted
                                   Average     Remaining       Options        Average
    Range of         Options       Exercise    Contractual  Exercisable at    Exercise
 Exercise Price    Outstanding      Price        Life       May 31, 1997       Price
 --------------    -----------      -----        ----       ------------       -----
$5.375 - $7.50         497,000      $6.77         6.16         314,200         $6.88
$7.625 - $10.00        396,565      $9.07         7.26         191,165         $9.31


        The weighted average fair value of options granted during fiscal years 1996 and 1997 were $2.70 and $3.91, respectively.

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

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans and no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income
(loss) and net earnings (loss) per share for the years ended May 31, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:

                                        Fiscal Year Ended May 31,
                                     --------------------------------
                                         1996              1997
                                     --------------    --------------

        Net income (loss)
            As reported              $   2,547,000     $ (2,890,000)
            Pro forma                    2,491,000       (2,990,000)

        Net earnings (loss) per share
             As reported                  $   .54         $   (.60)
             Pro forma                        .53             (.62)


        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of options granted under the Company's Stock Option Plans during fiscal years 1996 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: (i) dividend rate of $.28 per share in 1996 and 1997, (ii) expected volatility of approximately 45% in 1996 and 1997, (iii) risk-free interest rate of approximately 5.8% in 1996 and 6.0% in 1997, and (iv) expected lives of approximately 5 years in 1996 and 1997. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.


10.     RETIREMENT BENEFITS

        The Company is committed under unfunded consultant and non-compete agreements to make post-retirement payments to employees in return for consulting services from date of retirement to date of death or disability and subsequent retirement payments to each employee's widow. Total payments associated with these pension agreements were $139,000 for fiscal years 1995 and 1996 and $140,000 for fiscal year 1997. Additionally, the Company has accrued costs of $1,348,000 and $1,328,000 associated with the actuarial present value of the accumulated obligation as of May 31, 1996 and 1997, respectively. The actuarial assumptions used to determine the obligation include an assumed interest rate of 7%. Such accrual was made because the Company determined that significant consulting service would not be required in the future. The current portion of the liability was $139,000 and $141,000 as of May 31, 1996 and 1997, respectively, and is included in accrued liabilities. Other accrued liabilities include $1,209,000 and $1,187,000 as of May 31, 1996 and 1997, respectively.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


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

        The Company incurred attorneys' fees in the amount of $353,000, $358,000 and $292,000 in 1995, 1996 and 1997, respectively, in connection with services provided by a law firm. A principal with that law firm, who served as the Company's general counsel and as a director of the Company until November 1996. The Company had accrued $62,000 as of May 31, 1996 associated with the above. In addition, that firm represents the Hayman Family Trusts and the Haskel, Inc. Profit Sharing Plan, which are principal shareholders of the Company.


12.     CONTINGENCY

         The Company is currently under investigation by the Environmental Protection Agency (the "EPA") regarding potential contamination at the Burbank California facility. The EPA named the Company as one of approximately 35 Potentially Responsible Parties ("PRPs"), as that term is defined in applicable law, for an area known as the San Fernando Valley Area 2 Superfund Site (the "Superfund Site"), in which the groundwater has been contaminated by solvents. Most of the parties named by the EPA as PRPs for the Superfund Site, including the Company, chose to cooperate with the EPA in complying with EPA directives, and formed the Glendale PRP Group (the "Group") as a vehicle through which to accomplish that goal.

        Under applicable law, most notably the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Company might be jointly and severally liable with other PRPs for the full cost of cleaning up the Superfund Site, including the cost of the remedial design phase and EPA oversight costs discussed below (the "Remediation Cost"). There is also legal authority, however, which holds that when the approximate extent of contamination caused by each PRP can be determined, liability must be allocated among the PRPs in proportion to their relative contribution. Based on this authority, Management and the Company's environmental counsel believe there will be a rational, pro rata allocation of responsibility for the cleanup of the

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


12.     CONTINGENCY (CONTINUED)

Superfund Site among the participating PRPs. Management and the Company's environmental counsel believe, based upon extensive research conducted on the Company's site, that the Company was, at most, a small contributor to groundwater contamination at the Superfund Site.

        On December 21, 1993, an independent mediation team engaged by the Group presented a confidential proposed interim allocation schedule (the "Interim Allocation"), which allocated 1.76% responsibility to the Company for the remedial design phase. In May 1994, 23 of the 27 parties (including the Company) signed an Administrative Order on Consent ("AOC"), by which the parties committed to accomplish the Remedial Investigation and Remedial Design phases of the project, as set forth in the AOC. As a result of certain parties having dropped out of the Group, and other parties joining the Group, the Company's Interim Allocation has fluctuated between 1.76% and 2.36%. The Group completed the remedial design phase and fully complied with the AOC, at a cost to the Group of approximately $6 million.

        In 1995, the Group agreed upon a process by which a retroactive reallocation of the Interim Allocation could be accomplished. The process agreed upon by the Group entailed a two-phase procedure: Phase I consisted of an arbitration whereby a panel of scientific arbitrators ascertained what percentage of the contamination in the Superfund Site was caused by sources from Burbank versus sources from Glendale (the Burbank-Glendale split). The arbitrators determined that responsibility for the share found to have emanated from Burbank-based sources would be borne by one PRP who was to bear 58.8% of all past and future costs incidental to the Superfund Site; all other Group members (the Intra-Glendale parties) were to bear 41.2% of such costs. The Burbank-based member of the PRP appealed the Phase I result to the agreed-upon judicial neutral, who eventually affirmed the arbitrator's 58.8% / 41.2% split between Burbank and Glendale, respectively. Subsequently a civil court upheld the arbitration award. The court's ruling is now under appeal by the Burbank-based party. Allocation amongst the Intra-Glendale parties of the percentage share allocated to Glendale was to constitute Phase II of this retroactive reallocation process. Once this two-phase process was complete, the results would constitute the Final Allocation which was to apply retroactively as well as prospectively to all Group members. In addition, discussions have been held among the Intra-Glendale parties regarding a possible settlement, whereby certain PRP members would accept dollar sums from the other PRPs, thereby effectuating a cash-out settlement for the majority of PRPs.

        The settlement discussions have been based upon a total cost (including the initial AOC work which has already been accomplished) of approximately $48.0 million in addition to past and future direct and indirect Governmental EPA oversight and administrative costs of approximately $13.0 million. Each of these estimates constitute the total for both the Burbank and Intra-Glendale parties combined, such that the Intra-Glendale parties would only be responsible for 41.2% of the total amount pending that the confirmation judgment of the trial court is affirmed.

        In addition to the Remedial Investigation and Remedial Design phase of the project as set forth in the AOC, the EPA issued a Unilateral Administrative Order (UAO), thereby ordering all PRPs to perform the second phase of the AOC, namely the construction phase. Almost all of the work required by the UAO has now been completed. The total amount of money which the Group has spent on implementing the AOC and performing all tasks required under the UAO is $7.6 million; the Company's portion of which has been approximately $160,000, or about 2%.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


12.     CONTINGENCY (CONTINUED)

        The Company established an environmental reserve for contingent liabilities that may arise in connection with the Superfund Site. At May 31, 1996 and 1997, the environmental reserve was $913,000 and $898,000, respectively. The Company believes, based upon the advice and opinion of its environmental counsel, that the Company's liabilities will not exceed the amount currently reserved for these matters. If the settlement negotiations within the Group fail, and assuming the Final Allocation agreed upon is similar to the Interim Allocation, an assumption the Management and the Company's environmental counsel believe is reasonable, the Company's share of the Remediation Cost should not exceed the Company's reserve amount of $898,000. Management and the Company's environmental counsel also believe that the Company's reserve amount will be adequate, even if the Group cannot agree upon a process by which to arrive at a Final Allocation, and the process by which the shares would be allocated is resolved by way of judicial proceeding. To the extent that a member of the Group does not accept the Final Allocation or does not pay its share of the liability for remediation, the remaining members may each, on a pro rata basis, become responsible for that member's allocation. Further data, negotiation or disagreements among the PRPs, insolvencies of or refusals to pay by PRPs or increases in actual costs of remediation could cause the Company's ultimate liability for remediation for the Superfund Site to increase significantly from the amount calculated based upon the Interim Allocation percentage. Consequently, there can be no assurance that remediation of the Superfund Site will not have a materially adverse effect on the results of operations or financial condition of the Company.

        Additionally, the Company was issued a mandate by the Regional Water District to perform testing and clean-up of a site at the same facility. Pursuant to a directive of the Regional Water Quality Control Board ("RWQCB"), the Company assessed and remediated the soil. All on-site assessment and remediation work has been completed and a letter of closure was obtained from the RWQCB in 1996. The Company had an accrued liability of $56,000 as of May 31, 1996 relative to this matter. Based on the above, no reserve was deemed necessary as of May 31, 1997.

        When the Company initially tendered all of the environmental claims relative to the Superfund Site, the Company's insurers refused to pay or to properly defend the Company. The Company brought litigation against its insurers in which the Company sought indemnity relative to the claims by the EPA for the Superfund Site, and to force its carriers to provide a defense for these claims. The Company successfully moved for summary adjudication of the carriers' duties to defend. As a result of this ruling, during fiscal year 1997, the carriers paid the Company approximately $676,000 for fees incurred prior to May 31, 1996 and has paid the Company's fees incurred after that date at a reasonable rate. These reimbursements were netted against legal expenses within general and administrative expenses. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability.

        The Company has not included any specific amount in the environmental reserve for litigation defense costs, which cannot be estimated but could be substantial if these matters precipitate more litigation than is anticipated.

        Due to the nature of environmental matters, there can be no assurance that the Environmental Reserve will be adequate to cover any contingent liabilities arising from the above-referenced environmental matters or that any liability in excess of the environmental reserve will not have a materially adverse effect on the Company's results of operations or financial condition.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997

13.     STOCK

        The Company is authorized to issue 2,000,000 shares of Preferred Stock, no par value. Shares of Preferred Stock may be issued from time to time in one or more series and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of Preferred Stock. At May 31, 1996 and 1997, no shares of Preferred Stock were issued or outstanding.

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


14.     DISCONTINUED OPERATIONS


        In January 1997, the Company announced its decision to sell or discontinue its electronic products distribution business. The financial impact of this was first reflected in the Company's November 30, 1996 financial statements. Accordingly, the operations have been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations. The income or loss from these operations have been reflected separately in the Company's financial results, and a loss on discontinuance of these operations recorded in fiscal year 1997. As the market value of the net assets of the business are equal to the expected costs to dispose of the business, there are no net assets held for sale of the business shown in the consolidated balance sheet.

        The loss from discontinued operations reflected in the accompanying consolidated statements of operations are net of an income tax benefit of $192,000 for fiscal year 1995, an income tax provision of $78,000 for fiscal year 1996, and an income tax benefit of $221,000 for fiscal year 1997. Sales from these operations were $12,818,000, $14,622,000 and $1,904,000 for fiscal years 1995, 1996, and 1997, respectively.

        The estimated loss on disposal of segment of $7,095,000 included in the statement of operations for fiscal year 1997 reflects the net amount of the following components: the write-down of the net assets of the EPG to the expected market value; disposal costs; anticipated operating income of the EPG through the expected date of disposal; and an income tax benefit of $2,515,000 from the reversal of related deferred tax liabilities.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


15.      BUSINESS SEGMENTS

        The Company operates in two business segments: manufacturing and distribution. The manufacturing segment manufactures pneumatically and hydraulically driven, high-pressure low-flow, fixed displacement, reciprocating, liquid pumps, gas boosters, chemical injection pumps, air pressure amplifiers, high-pressure valves, regulators, and accessories to complement these products. The manufacturing segment also designs and manufactures systems. The distribution segment distributes product lines used primarily in the fluid power business, the largest line of which is the Company's products. Corporate expenses consist mainly of salaries and related expenses, legal and accounting costs, and directors' fees.

                                                                              Fiscal Year Ended May 31,
                                                                   --------------------------------------------
                                                                        1995          1996             1997
                                                                   -------------   ------------    ------------
  Sales:
  Manufacturing ................................................   $ 25,603,000    $ 29,184,000    $ 35,573,000
  Distribution .................................................     18,019,000      18,718,000      26,525,000
  Less intersegment sales ......................................     (4,739,000)     (5,733,000)    (10,698,000)
                                                                   ------------    ------------    ------------
         Total sales ...........................................   $ 38,883,000    $ 42,169,000    $ 51,400,000
                                                                   ============    ============    ============

Operating profit:
  Manufacturing ................................................   $  3,024,000    $  4,925,000    $  6,654,000
  Distribution .................................................      1,310,000       1,707,000       2,684,000
                                                                   ------------    ------------    ------------
         Total operating profit ................................      4,334,000       6,632,000       9,338,000
Interest expense ...............................................       (238,000)       (104,000)       (118,000)
Interest income ................................................        435,000         356,000         358,000
Other ..........................................................       (182,000)         13,000          12,000
Corporate expenses .............................................     (1,649,000)     (2,331,000)     (1,815,000)
                                                                   ------------    ------------    ------------
          Income from continuing operations
             before income taxes......................             $  2,700,000    $  4,566,000    $  7,775,000
                                                                   ============    ============    ============
Depreciation and amortization:
 Manufacturing .................................................   $    427,000    $    670,000    $    922,000
  Distribution .................................................        199,000         255,000         360,000
                                                                   ------------    ------------    ------------
          Total depreciation and amortization ..................   $    626,000    $    925,000    $  1,282,000
                                                                   ============    ============    ============

Capital expenditures (excluding
  subsidiaries acquired):
  Manufacturing ................................................   $    903,000    $    687,000    $    937,000
  Distribution .................................................        283,000         335,000         299,000
  Discontinued electronic products segment .....................        144,000         250,000
                                                                   ------------    ------------    ------------
          Total capital expenditures ...........................   $  1,330,000    $  1,272,000    $  1,236,000
                                                                   ============    ============    ============

Identifiable assets:
  Manufacturing ................................................   $ 17,033,000    $ 18,102,000    $ 18,190,000
  Distribution .................................................     11,130,000      10,482,000      13,859,000
  Discontinued electronic products segment .....................     12,141,000      10,802,000
  Corporate ....................................................      3,991,000       5,974,000       9,183,000
                                                                   ------------    ------------    ------------
            Total assets .......................................   $ 44,295,000    $ 45,360,000    $ 41,232,000
                                                                   ============    ============    ============


                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MAY 31, 1995, 1996 AND 1997


15.    BUSINESS SEGMENTS (CONTINUED)

                                                     Fiscal Year Ended May 31,
                                           --------------------------------------------
                                               1995            1996            1997
                                           -------------   -------------   ------------
Sales:
  United States ........................   $ 27,900,000    $ 28,952,000    $ 33,118,000
  Europe ...............................     14,613,000      17,866,000      23,065,000
  Less sales between geographic areas ..     (3,630,000)     (4,649,000)     (4,783,000)
                                           ------------    ------------    ------------
                                           $ 38,883,000    $ 42,169,000    $ 51,400,000
                                           ============    ============    ============

Operating profit:
  United States ........................   $  2,720,000    $  3,984,000    $  5,884,000
  Europe ...............................      1,614,000       2,648,000       3,454,000
                                           ------------    ------------    ------------
                                              4,334,000       6,632,000       9,338,000
Interest expense .......................       (238,000)       (104,000)       (118,000)
Interest income ........................        435,000         356,000         358,000
Other ..................................       (182,000)         13,000          12,000
Corporate expenses .....................     (1,649,000)     (2,331,000)     (1,815,000)
                                           ------------    ------------    ------------

Income from continuing operations before
  income taxes .........................   $  2,700,000    $  4,566,000    $  7,775,000
                                           ============    ============    ============

Identifiable assets:
  United States ........................   $ 28,794,000    $ 31,685,000    $ 23,526,000
  Europe ...............................     15,501,000      13,675,000      17,706,000
                                           ------------    ------------    ------------
                                           $ 44,295,000    $ 45,360,000    $ 41,232,000
                                           ============    ============    ============


         Export sales were $4,521,000, $3,776,000 and $5,024,000 during fiscal years 1995, 1996 and 1997, respectively.

         No single customer accounted for more than 10% of total sales during fiscal year 1995, 1996 or 1997.

                                                                     SCHEDULE II

                           HASKEL INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS


                              BALANCE AT                                                   BALANCE AT
                             BEGINNING OF                                                   END OF
                                PERIOD           ADDITIONS           WRITE-OFFS             PERIOD
                             ------------       ------------        ------------          -----------
     May 31, 1995              $211,000           $791,000            $87,000               $915,000

     May 31, 1996              $915,000           $389,000           $343,000               $961,000

     May 31, 1997              $961,000            $27,000           $445,000               $543,000


                                 EXHIBIT INDEX

Exhibit
 Number         Exhibit Description
-------         -------------------

 3.1(4)         Restated Articles of Incorporation of the Company, as amended.

 3.2(6)         Restated Bylaws of the Company, as amended.

 4.1(2)         Specimen Class A Common Stock and Class B Stock Certificates.

 4.2(2)         Form of Underwriter's Warrants.

10.1(2)         1989 Incentive Stock Option Plan and form of Stock Option
                Agreement.

10.2(2)         Non-Qualified Stock Option Plan and form of Stock Option
                Agreement.

10.3(6)         1995 Incentive Stock Option Plan and form of Stock Option
                Agreement.

10.4(6)         1995 Formula Stock Option Plan and form of Stock Option
                Agreement.

10.5(2)         Haskel Inc. Profit Sharing Plan.

10.6(2)         Haskel Energy Systems, Ltd. Pension Plan.

10.7(2)         Agreement and Plan of Reorganization of M.G. Electronics, Inc.
                into Haskel Network Group, Inc. dated November 17, 1993 and related Indemnification Agreement and Agreement of Merger.

10.8(2)         Employment Agreement dated November 17, 1993 between Maury S.
                Friedman and the Company.

10.9(2)         Non-Competition Agreement dated November 17, 1993 between Maury
                S. Friedman, the Friedman Family Trust and M.G. Electronics,
                Inc.

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION
-------         -------------------

10.10(5) Consulting Agreement dated March 21, 1996 between the Company and Maury S. Friedman.

10.11(2) Leases dated June 1, 1993 and September 24, 1993 between West Lake Village Industrial Park and M.G. Electronics, Inc.

10.12(2) Consultant and Widow's Pension Agreement dated May 16, 1983 between the Company and Frederick J. Broderick and related Memorandum dated April 22, 1993.

10.13(2) Glendale Superfund Site PRP Organization Agreement dated October 28, 1993 by and among the Company and the other PRPs in the Group.

10.14(6) Amendment to the Glendale Superfund Site PRP Organization Agreement dated as of January 11, 1996 by and among the Company and the other PRPs in the Group.

10.15(6) Memorandum of Agreement Regarding Cost-Sharing for the Glendale Operable Unit Superfund Sites dated June 7, 1995 by and among the Company and the other PRPs in the Group.

10.16(2)        Underwriter's Warrant Agreement.

10.17(3) Loan Agreement dated February 21, 1995 by and between the Company and Union Bank and related Commercial Promissory Note, Arbitration Agreement, Continuing Guaranty and Security Agreement-Pledge.

10.18(6) First Amendment dated as of August 30, 1995 to Loan Agreement between the Company and Union Bank.

10.19(6) Second Amendment dated as of February 13, 1996 to Loan Agreement between the Company and Union Bank.

10.20(6) Third Amendment dated as of April 16, 1996 to Loan Agreement between the Company and Union Bank.

10.21(6)        Employment Agreement dated December 22, 1995 regarding James C.
                Minyard.

EXHIBIT
NUMBER          EXHIBIT DESCRIPTION
-------         -------------------

10.22(6)        Haskel International, Inc. Executive Separation Pay Plan.

10.23(7)        Employment Agreement dated July 8, 1996 regarding Doranda
                Frison.

10.24(8) Fourth Amendment dated as of November 15, 1996 to Loan Agreement between the Company and Union Bank.

10.25(8) Fifth Amendment dated as of February 4, 1997 to Loan Agreement between the Company and Union Bank.

11.1(1)         Statement regarding computation of net income per share.

21(1)           Schedule of Subsidiaries.

23.1(1)         Consent of Deloitte & Touche.

23.2(1)         Consent of Price Waterhouse.

27(1)           Financial Data Schedule.

        The following schedules supporting the financial statements:

        Schedule II     Valuation and Qualifying Accounts

(1)     Filed herewith.

(2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (SEC File no. 33-74362), and incorporated by this reference.

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

(6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended May 31, 1996, and incorporated herein by this reference.

(7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 31, 1996, and incorporated herein by this reference.

(8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1997, and incorporated herein by this reference.