Form 10-K/A
period 1997-05-31
HASKEL INTERNATIONAL INC
filed 1997-09-24
CIK 918022

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


[X] Amendment No. 1 to Annual Report Under section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended May 13, 1997

                                       or

[ ] Transition Report Pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from _________ to ________

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the voting stock held by non-affiliates of the registrant: $35,791,444 as of August 18, 1997.

        As of August 18, 1997, the registrant had 4,751,230 shares of Class A Common Stock and 40,000 shares of Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 1997 Annual Stockholder's Meeting are incorporated by reference in Part III.

        This Amendment No. 1 to Annual Report on Form 10-K is being filed by Haskel International, Inc. (the "Company") to amend the following item:


                                    PART II

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Item 8, Page F-17, Footnote 7 Profit Sharing Plan should be replaced in its entirety with the following amended Footnote 7:

7.      Profit Sharing Plan

        The Company has a profit sharing plan which covers substantially all U.S. employees. Contributions are at the discretion of the Board of Directors. The Company did not make any profit sharing contributions for fiscal years 1995, 1996 or 1997.

        Effective June 1, 1997, the Company adopted the Haskel International, Inc. Retirement Savings Plan. The Company adopted the Plan to meet the requirements of a qualified retirement plan pursuant to the provisions of
Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their qualified wages (or a maximum of $9,500 annually). The Company will match 25% of the employee's deferred contribution for contributions representing up to 6 percent of each participating employee's deferred earnings. Employees vest in the Company's matching contribution at 20% per year of qualified service.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 23, 1997                   HASKEL INTERNATIONAL, INC.


                                            By /s/ Lonnie D. Schnell
                                               ----------------------------
                                               Lonnie D. Schnell
                                               Chief Financial Officer