Form 10-Q
period 1997-08-29
HASKEL INTERNATIONAL INC
filed 1997-10-10
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended AUGUST 29, 1997
                                                ---------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From_____________ to_____________.

                        COMMISSION FILE NUMBER 0 -25068 .

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceeding Five Years

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ].

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

 AS OF SEPTEMBER 24, 1997 THE REGISTRANT HAD 4,718,630 SHARES OF CLASS A COMMON
         STOCK, AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION                                                                              PAGE

Item 1. Financial Statements (Unaudited)

    Consolidated balance sheets - May 31, 1997 and August 29, 1997 .......................................   3

    Consolidated statements of income - Three months ended August 31, 1996 and
        August 29, 1997 ..................................................................................   5

    Consolidated statements of cash flows - Three months ended August 31, 1996 and
        August 29, 1997 ..................................................................................   6

    Notes to consolidated financial statements - August 29, 1997 .........................................   7

Item 2. Management's discussion and analysis of  financial condition and results of operations ...........   9


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................................................  11

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                      MAY 31,       AUGUST 29,
                                                       1997            1997
                                                   -----------     -----------

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                     $ 8,490,000     $ 7,125,000
     Accounts receivable, net                       11,751,000      11,157,000
     Inventories                                    10,335,000      10,778,000
     Prepaid expenses and other current assets         942,000       1,065,000
     Deferred income taxes                           1,419,000       1,417,000
                                                   -----------     -----------
          TOTAL CURRENT ASSETS                      32,937,000      31,542,000

PROPERTY, PLANT & EQUIPMENT, Net                     5,376,000       5,688,000

GOODWILL, Net                                          698,000         712,000

DEFERRED INCOME TAXES                                2,156,000       2,149,000

OTHER ASSETS                                            65,000          49,000
                                                   -----------     -----------

                      TOTAL                        $41,232,000     $40,140,000
                                                   ===========     ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)


                                                              MAY 31,         AUGUST 29,
                                                               1997             1997
                                                            -----------     ------------

                   LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                      $   978,000     $    975,000
     Accounts payable                                         4,070,000        3,545,000
     Dividends payable                                          335,000          333,000
     Accrued liabilities                                      3,249,000        1,822,000
     Income taxes payable                                       210,000          834,000
                                                            -----------     ------------
                 TOTAL CURRENT LIABILITIES                    8,842,000        7,509,000

LONG-TERM DEBT                                                1,401,000        1,187,000

OTHER ACCRUED LIABILITIES                                     2,322,000        2,314,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares
        authorized; 4,748,230 and 4,753,630 issued
        and outstanding at May 31, 1997 and
        August 29, 1997, respectively                        13,855,000       13,903,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 31, 1997 and August 29, 1997                         19,000           19,000
     Retained Earnings                                       14,733,000       15,515,000
     Cumulative foreign currency translation adjustment          60,000         (307,000)
                                                            -----------     ------------
             TOTAL SHAREHOLDERS' EQUITY                      28,667,000       29,130,000
                                                            -----------     ------------
                          TOTAL                             $41,232,000     $ 40,140,000
                                                            ===========     ============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                     AUGUST 31,        AUGUST 29,
                                                        1996              1997
                                                    ------------      ------------

SALES                                               $ 12,215,000      $ 12,518,000

COST OF SALES                                          6,635,000         6,547,000
                                                    ------------      ------------

GROSS PROFIT                                           5,580,000         5,971,000

EXPENSES:
     Selling                                           1,805,000         1,952,000

     General and administrative                        1,896,000         1,936,000

     Engineering design, research
            and development                              212,000           278,000

                                                    ------------      ------------
            Total                                      3,913,000         4,166,000
                                                    ------------      ------------

OPERATING INCOME                                       1,667,000         1,805,000

OTHER INCOME                                              59,000            87,000
                                                    ------------      ------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                               1,726,000         1,892,000

PROVISION FOR INCOME TAXES                               704,000           777,000
                                                    ------------      ------------

INCOME FROM CONTINUING OPERATIONS                      1,022,000         1,115,000

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES         (300,000)
                                                    ------------      ------------

NET INCOME                                          $    722,000      $  1,115,000
                                                    ============      ============

INCOME (LOSS) PER SHARE:
     Continuing operations                          $       0.21      $       0.22
     Discontinued operations                               (0.06)
                                                    ------------      ------------
     Total                                          $       0.15      $       0.22
                                                    ============      ============
DIVIDEND PER SHARE                                  $       0.07      $       0.07
                                                    ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON AND
     COMMON EQUIVALENT SHARES OUTSTANDING              4,803,214         5,110,781
                                                    ============      ============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                  AUGUST 31,       AUGUST 29,
                                                                                    1996             1997
                                                                                 -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by continuing operations                                  $   668,000      $   264,000
     Net cash (used in) provided by discontinued operations                          210,000         (160,000)
                                                                                 -----------      -----------
          Net cash provided by operating activities                                  878,000          104,000
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (600,000)        (603,000)
     Proceeds from sale of property                                                   51,000
     Acquisitions (net of cash and cash equivalents acquired)                       (791,000)
                                                                                 -----------      -----------
          Net cash used in investing activities                                   (1,340,000)        (603,000)
                                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                                           (212,000)        (217,000)
     Proceeds from issuance of common stock                                           22,000           48,000
     Dividends declared                                                             (331,000)        (333,000)
                                                                                 -----------      -----------
          Net cash used in financing activities                                     (521,000)        (502,000)
                                                                                 -----------      -----------

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS                                  15,000         (364,000)
                                                                                 -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (968,000)      (1,365,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   8,239,000        8,490,000
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 7,271,000      $ 7,125,000
                                                                                 ===========      ===========

    SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
      Cash paid for:
        Interest
          Continuing operations                                                  $     1,000      $    38,000
                                                                                 ===========      ===========
          Discontinued operations                                                $    53,000      $     8,000
                                                                                 ===========      ===========
        Income taxes                                                             $   406,000      $    73,000
                                                                                 ===========      ===========


    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES -
    On June 3, 1996, the Company's foreign subsidiary, Haskel Energy Systems,
      Limited ("HESL"), acquired all of the outstanding stock of Hydraulic
      Mobile Equipment Limited ("HME") for $851,000 ($814,000 in cash and
      $37,000 in acquisition costs) plus liabilities

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

PART I. FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended August 29, 1997 are not necessarily indicative of the results that may be expected for the year ending May 29, 1998. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 1997.

NOTE B - INVENTORIES

Inventories consist of the following:

                                             May 31,       August 29,
                                              1997           1997
                                          -----------     -----------
        Raw Materials                     $ 3,029,000     $ 2,727,000
        Work in Process                     1,697,000       1,982,000
        Finished Products                   5,609,000       6,069,000
                                          -----------     -----------
                                          $10,335,000     $10,778,000
                                          ===========     ===========


NOTE C - CHANGE IN ACCOUNTING PERIODS

Effective June 1, 1997, the Company changed its accounting period for financial statement purposes from a calendar year to a 52/53 week fiscal year. Beginning with fiscal year 1998, the Company's fiscal year will end on the Friday closest to May 31. Interim fiscal quarters end on the Friday closest to the calendar end of August, November and February of each year. This change will not have a significant impact on the consolidated financial results or financial position of the Company.

NOTE D - EARNINGS PER SHARE

In December 1997, the Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share (EPS) exclude common stock equivalents, while diluted EPS calculations generally include the effect of these common stock equivalents.

PART I. FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE D - EARNINGS PER SHARE (CONTINUED)

The Company will adopt the provisions of SFAS No. 128 in the third quarter of fiscal year 1998. EPS amounts calculated under SFAS No. 128 would be as follows:

                                    Three Months Ended
                                 August 31,     August 29,
                                   1996           1997
                                 ---------      ---------
Earnings Per Share:
    Continuing Operations:
            Basic                $   0.22       $   0.23
            Fully Diluted        $   0.21       $   0.22

    Discontinued Operations:
            Basic                $  (0.06)
            Fully Diluted        $  (0.06)

    Net Income:
            Basic                $   0.16       $   0.23
            Fully Diluted        $   0.15       $   0.22


NOTE E - DISCONTINUED OPERATIONS

In fiscal year 1997, the Company decided to sell or discontinue its electronic products distribution business. Accordingly, the electronic products business has been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations. Since the expected market value of the net assets of the business was equal to the expected costs to dispose of the business, there are no net assets held for sale of the business shown in the consolidated balance sheet.

The loss from discontinued operations reflected in the accompanying consolidated statements of operations for the three months ended August 31, 1996 are net of the related income tax benefit of $174,000. Sales from these operations for this same period were $1,073,000. The operating results for the discontinued operations for the three months ended August 29, 1997 approximated amounts estimated and reserved for in the loss on disposal of the segment recorded in fiscal year 1997.

In September 1997, the Company sold its electronic products business for its approximate net asset value. The Company has not yet determined the final impact the sale will have on its financial statements; however, management believes that provisions made in fiscal year 1997 on the loss on disposal of the business remain appropriate and no material effect on the financial statements is anticipated.

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results and timing of certain events could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the integration of acquired operations, management of growth and other factors.

DISCONTINUED OPERATIONS

In fiscal year 1997, the Company decided to sell or discontinue its electronic products distribution business. Accordingly, the electronic products business has been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations. The loss from discontinued operations for the three months ended August 31, 1996 was $300,000 which included $240,000 in restructuring costs. The operating results for the discontinued operations for the three months ended August 29, 1997 were previously provided for in the Company's reserve for loss on disposal of the segment in fiscal year 1997.

RESULTS OF CONTINUING OPERATIONS

Sales for the quarter ended August 29, 1997 increased $303,000, or 2.5%, to $12,518,000, as compared with sales of $12,215,000 for the same period in the prior year. The increased sales are the result of expanded marketing efforts on a worldwide basis, especially within the Southeast Asian region, partially offset by a sales decline of approximately $450,000 resulting from the Company's decision to eliminate the distribution of third party products in the Western United States.

Gross profit for the quarter ended August 29, 1997 increased $391,000 to $5,971,000, or 47.7 % of sales, as compared with gross profit of $5,580,000, or 45.7% of sales, for the same period in fiscal year 1997. The gross profit as a percentage of sales for the three months ended August 31, 1997 increased compared to the prior year principally as a result of the elimination of lower-margin third party product sales and from improved manufacturing processes and lower material costs.

Selling, general and administrative, and engineering ("operating") expenses increased $253,000 to $4,166,000, or 33.3% of sales, for the quarter ended August 29, 1997 as compared to $3,913,000, or 32.0% of sales, for the comparable period in fiscal year 1997. Approximately $220,000 of the increase is attributable to activities of businesses acquired and new offices established. The remaining increase in operating costs is the result of increased expenses to support the Company's growth.

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ( CONTINUED)


Income from continuing operations for the quarter ended August 29, 1997 increased $93,000 or 9.1% to $1,115,000 (8.9% of sales) as compared with $1,022,000 (8.4% of sales) for the comparable prior period. The increase in income from continuing operations is due to the increase in sales levels and improvement in gross margins as discussed above.

LIQUIDITY AND SOURCES OF CAPITAL

For the quarter ended August 29, 1997, net cash provided by operating activities included $264,000 from continuing operations as compared to $668,000 for the same period in the prior year. The decrease in cash provided by operating activities was principally due to the payment of accrued liabilities in the first quarter of fiscal year 1998. Net cash of $160,000 was used in discontinued operations in the first quarter of fiscal year 1997 as compared to net cash provided by discontinued operations of $210,000 in the prior year.

During the quarter ended August 29, 1997, cash used for investing activities consisted of capital expenditures. During the quarter ended August 31, 1996, cash used in investing activities consisted primarily of capital expenditures and cash used to purchase a new subsidiary. Cash used in financing activities for the quarters ended August 29, 1997 and August 31, 1996 consisted principally of payments on long-term debt and dividends paid to shareholders.

To insure the availability of funds to meet its various needs, the Company has a comprehensive credit facility with its bank. The credit facility includes a $5,000,000 revolving line of credit; a $4,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures; and a $3,000,000 term loan. At August 29, 1997, the Company had no outstanding balances under the revolving credit or acquisition lines. As of August 29, 1997, the balance of the term debt was $1,761,000, which bears interest at the LIBOR rate plus 1-3/4 % (7.5625% at August 29, 1997.)

As of August 29, 1997, the Company had $7,125,000 in cash and cash equivalents, and working capital of $24,033,000, with a ratio of current assets to current liabilities of approximately 4.2 : 1. This compares with cash and cash equivalents of $8,490,000, and working capital of $24,095,000, with a ratio of current assets to current liabilities of 3.7 : 1 as of May 31, 1997. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.

                           HASKEL INTERNATIONAL, INC.


PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K):

          10.26 Sixth Amendment dated as of September 15, 1997 to Loan Agreement between the Company and Union Bank.

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



HASKEL INTERNATIONAL, INC.
                                               (REGISTRANT)



DATE    10-10-97
     -----------------------------     ------------------------------------
                                       R. Malcolm Greaves
                                       President & Chief Executive Officer


DATE    10-10-97
     -----------------------------     ------------------------------------
                                       Lonnie D. Schnell
                                       Chief Financial Officer