Form 10-Q
period 1997-11-28
HASKEL INTERNATIONAL INC
filed 1998-01-14
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended NOVEMBER 28, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From to .

                        COMMISSION FILE NUMBER 0 -25068 .

                           HASKEL INTERNATIONAL, INC.
             ------------------------------------------------------
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

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ___. No ___.

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      AS OF JANUARY 9, 1998 THE REGISTRANT HAD 4,732,630 SHARES OF CLASS A COMMON STOCK, AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION                                                PAGE
Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - May 31, 1997 and November 28, 1997........   3

     Consolidated statements of operations - Three months ended
         November 30, 1996 and November 28, 1997;  Six months
         ended November 30, 1996 and November 28, 1997 ......................   5

      Consolidated statements of cash flows - Six months ended
         November 30, 1996 and November 28, 1997 ............................   6

     Notes to consolidated financial statements - November 28, 1997..........   7

Item 2. Management's discussion and analysis of financial condition
         and results of operations ..........................................   9


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................   12

Item 6.  Exhibits and Reports on Form 8-K ...................................   14

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   MAY 31,     NOVEMBER 28,
                                                    1997          1997
                                                 -----------   -----------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $ 8,490,000   $ 7,717,000
     Accounts receivable, net                     11,751,000    11,785,000
     Inventories                                  10,335,000    11,350,000
     Prepaid expenses and other current assets       942,000       542,000
     Deferred income taxes                         1,419,000     1,415,000
                                                 -----------   -----------
          TOTAL CURRENT ASSETS                    32,937,000    32,809,000

PROPERTY, PLANT & EQUIPMENT, NET                   5,376,000     5,820,000

GOODWILL, NET                                        698,000       996,000

DEFERRED INCOME TAXES                              2,156,000     2,138,000

OTHER ASSETS                                          65,000       202,000
                                                 -----------   -----------

                  TOTAL                          $41,232,000   $41,965,000
                                                 ===========   ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)

                                                            MAY 31,     NOVEMBER 28,
                                                             1997           1997
                                                          -----------   -----------

                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                    $   978,000   $   988,000
     Accounts payable                                       4,070,000     4,059,000
     Dividends payable                                        335,000       334,000
     Accrued liabilities                                    3,249,000     2,196,000
     Income taxes payable                                     210,000       659,000
                                                          -----------   -----------
                TOTAL CURRENT LIABILITIES                   8,842,000     8,236,000

LONG-TERM DEBT                                              1,401,000       970,000

OTHER ACCRUED LIABILITIES                                   2,322,000     2,319,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares
        authorized; 4,748,230 and 4,729,630 issued
        and outstanding at May 31, 1997 and
        November 28, 1997, respectively                    13,855,000    13,734,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 31, 1997 and November 28, 1997                     19,000        19,000
     Retained Earnings                                     14,733,000    16,475,000
     Cumulative foreign currency translation adjustment        60,000       212,000
                                                          -----------   -----------
             TOTAL SHAREHOLDERS' EQUITY                    28,667,000    30,440,000
                                                          -----------   -----------
                TOTAL                                     $41,232,000   $41,965,000
                                                          ===========   ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     NOVEMBER 30,     NOVEMBER 28,   NOVEMBER 30,    NOVEMBER 28,
                                                        1996             1997            1996            1997
                                                     ------------    ------------    ------------    ------------
SALES                                                $ 13,010,000    $ 12,332,000    $ 25,225,000    $ 24,850,000

COST OF SALES                                           7,068,000       6,205,000      13,703,000      12,752,000
                                                     ------------    ------------    ------------    ------------

GROSS PROFIT                                            5,942,000       6,127,000      11,522,000      12,098,000

EXPENSES:
      Selling                                           2,134,000       2,184,000       3,939,000       4,136,000

      General and administrative                        1,190,000       1,728,000       3,086,000       3,664,000

      Engineering design, research and development        273,000         349,000         485,000         627,000

                                                     ------------    ------------    ------------    ------------
                  Total                                 3,597,000       4,261,000       7,510,000       8,427,000
                                                     ------------    ------------    ------------    ------------

OPERATING INCOME                                        2,345,000       1,866,000       4,012,000       3,671,000

OTHER INCOME                                               39,000          44,000          98,000         131,000
                                                     ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                               2,384,000       1,910,000       4,110,000       3,802,000

PROVISION FOR INCOME TAXES                                863,000         680,000       1,567,000       1,457,000
                                                     ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS                       1,521,000       1,230,000       2,543,000       2,345,000

DISCONTINUED OPERATIONS:
      Loss from operations, less applicable
          income taxes                                   (229,000)                       (529,000)

      Gain/(loss) on disposal of segment               (5,406,000)        346,000      (5,406,000)        346,000
                                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                    $ (4,114,000)   $  1,576,000    $ (3,392,000)   $  2,691,000
                                                     ============    ============    ============    ============

INCOME (LOSS) PER SHARE:
      Continuing operations                          $       0.32    $       0.24    $       0.53    $       0.46
      Discontinued operations:
              Loss from operations                         ($0.05)                         ($0.11)
              Gain/(loss) on disposal of segment           ($1.12)   $       0.07          ($1.12)   $       0.07
                                                     ------------    ------------    ------------    ------------
      Total                                                ($0.85)   $       0.31          ($0.70)   $       0.53
                                                     ============    ============    ============    ============
DIVIDENDS PER SHARE                                  $       0.07    $       0.07    $       0.14    $       0.14
                                                     ============    ============    ============    ============



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                          NOVEMBER 30,   NOVEMBER 28,
                                                              1996           1997
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by continuing operations         $ 1,951,000    $ 1,468,000
       Net cash used in discontinued operations              (263,000)      (348,000)
                                                          -----------    -----------
       Net cash provided by operating activities            1,688,000      1,120,000
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                  (990,000)    (1,049,000)
       Proceeds from sale of property                          68,000         29,000
       Purchase of subsidiary (net of cash acquired)         (791,000)       (30,000)
                                                          -----------    -----------
                Net cash used in investing activities      (1,713,000)    (1,050,000)
                                                          -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on long-term debt                  (524,000)      (438,000)
       Proceeds from issuance of common stock                  22,000        130,000
       Dividends declared                                    (662,000)      (667,000)
                                                          -----------    -----------
                Net cash used in financing activities      (1,164,000)      (975,000)
                                                          -----------    -----------


EFFECT OF EXCHANGE RATE ON
    CASH AND CASH EQUIVALENTS                                 171,000        132,000
                                                          -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (1,018,000)      (773,000)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                     8,239,000      8,490,000
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                        $ 7,221,000    $ 7,717,000
                                                          ===========    ===========

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
        Cash paid for:
           Interest -
                Continuing operations                     $    15,000    $    76,000
                                                          ===========    ===========
                Discontinued operations                   $    93,000    $     8,000
                                                          ===========    ===========
           Income taxes                                   $ 1,006,000    $ 1,039,000
                                                          ===========    ===========

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES -
        In September 1997, the Company sold its electronic products business in exchange for 35,000 shares of the Company's stock (valued at $534,000) and a note receivable in the amount of $159,000.



See notes to consolidated financial statements.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 28, 1997 are not necessarily indicative of the results that may be expected for the year ending May 29, 1998. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 1997.

NOTE B - INVENTORIES

Inventories consist of the following:

                                   May 31,       November 28,
                                    1997            1997
                                -----------      -----------
         Raw Materials          $ 3,029,000      $ 3,083,000
         Work in Process          1,697,000        1,775,000
         Finished Products        5,609,000        6,492,000
                                -----------      -----------
                                $10,335,000      $11,350,000
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

NOTE D - ACQUISITIONS

In November 1997, the Company's foreign subsidiary, Haskel Energy Systems, Ltd., acquired all of the outstanding stock of Palpro Limited in exchange for $30,000 plus liabilities. In connection with the acquisition, the Company recorded goodwill of approximately $280,000, which is being amortized over 15 years.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)
NOTE E - EARNINGS PER SHARE

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

The Company will adopt the provisions of SFAS No. 128 in the third quarter of fiscal year 1998. EPS amounts calculated under SFAS No. 128 would be as follows:


                                           Three Months Ended                 Six Months Ended
                                    November 30,        November 28,   November 30,       November 28,
                                        1996               1997            1996               1997
                                      ---------          --------        --------           --------
Earnings Per Share:
    Continuing Operations:
            Basic                      $ 0.32             $ 0.26          $ 0.54             $ 0.49
            Fully Diluted              $ 0.32             $ 0.24          $ 0.53             $ 0.46

    Discontinued Operations:
            Basic                     $ (1.19)            $ 0.07         $ (1.25)            $ 0.07
            Fully Diluted             $ (1.17)            $ 0.07         $ (1.23)            $ 0.07

    Net Income:
            Basic                     $ (0.87)            $ 0.33         $ (0.71)            $ 0.56
            Fully Diluted             $ (0.85)            $ 0.31         $ (0.70)            $ 0.53

NOTE F - DISCONTINUED OPERATIONS

In fiscal year 1997, the Company decided to sell its electronic products distribution business. Accordingly, the electronic products business has been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations.

The operating loss from this discontinued segment reflected in the accompanying consolidated statements of operations for the three and six months ended November 30, 1996 are net of the related income tax benefit of $46,000 and $220,000, respectively. Sales from these operations for the three and six months ended November 30, 1996 were $831,000 and $1,904,000, respectively. The operating results for the discontinued operations for the three and six months ended November 28, 1997 approximated amounts estimated and reserved for in the loss on disposal of the segment recorded in fiscal year 1997.

On September 12, 1997, the Company sold the electronic products business in exchange for 35,000 shares of the Company's stock (valued at $534,000) and a note receivable in the amount of $159,000. The Company recognized a gain on the sale of $346,000.

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



DISCONTINUED OPERATIONS

In fiscal year 1997, the Company decided to sell its electronic products distribution business. Accordingly, the electronic products business has been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations. The loss from discontinued operations for the three and six months ended November 30, 1996 was $229,000 and $529,000, respectively. The loss from discontinued operations for the six months ended November 30, 1996 includes $240,000 in restructuring costs incurred in the first quarter of fiscal year 1997. The operating results for the discontinued operations for the three and six months ended November 28, 1997 were previously provided for in the Company's reserve for loss on disposal of the segment in fiscal year 1997. On September 12, 1997, the Company sold the electronic products business and recognized a gain on the sale of $346,000 which is reflected in the statement of operations for the three and six months ended November 28, 1997.



RESULTS OF CONTINUING OPERATIONS

Sales for the second quarter ended November 28, 1997 were $12,332,000, $678,000, or 5.2%, lower than sales for the same period in the prior year. For the first six months of fiscal year 1998, sales were $24,850,000, or $375,000 (1.5%) lower than the same period in fiscal year 1997. Sales for the three and six months ended November 30, 1996 included approximately $1,200,000 in large system deliveries to the automotive industry which were not repeated in fiscal year 1998. Additionally, in the beginning of fiscal year 1998 the Company discontinued distribution of third-party products in the Western United States resulting in a decrease in sales of approximately $928,000 and $1,378,000 for the three and six months ended November 28, 1997, respectively, as compared to the same periods in the prior year. In contrast to these decreases, sales of the Company's core manufactured products increased $1,450,000 and $2,203,000 for the three and six months ended November 28, 1997, respectively, as compared to the same periods in the prior year.



Gross profit for the second quarter ended November 28, 1997 increased $185,000 to $6,127,000, or 49.7 % of sales, as compared with gross profit of $5,942,000, or 45.7% of sales, for the same period in fiscal year 1997. Gross profit for the first six months of fiscal year 1998 was $12,098,000 (48.7% of sales) as compared to $11,522,000 (45.7% of sales) for the comparable period in fiscal year 1997. The gross profit as a percentage of sales for the three and six months

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



ended November 28, 1997 increased compared to the prior year principally as a result of the elimination of lower-margin third-party product sales which earned average gross profit margins of 20-24%. These sales were replaced with sales of the Company's manufactured products which earn higher gross profits. Additionally, as the Company increased its production of manufactured products, the fixed overhead costs were spread over a larger pool of products resulting in lower overhead costs as a percentage of sales and higher gross margin rates.



General and administrative expenses for the first three and six months of fiscal year 1997 include reimbursements of $676,000 from the Company's insurance carriers representing the recovery of legal expenses relating to environmental matters. Excluding these reimbursements, selling, general and administrative, and engineering ("operating") expenses were $4,261,000 or 34.6% of sales for the second quarter of fiscal year 1998 as compared to $4,273,000 or 32.8% of sales for the comparable period in fiscal year 1997. For the first six months of fiscal year 1998, these expenses were $8,427,000 or 33.9% of sales as compared to operating expenses, net of insurance reimbursements, of $8,186,000 or 32.5% of sales for the prior year. Operating expenses for the first three and six months of fiscal year 1998 included approximately $262,000 and $540,000, respectively, attributable to activities of new businesses acquired and started. Net of these expenses, operating expenses decreased as a result of lower legal costs being incurred in the current year as compared to the prior year.



Included in income from continuing operations for the three and six months ended November 30, 1996, was approximately $400,000 (net of taxes) relating to the insurance reimbursements discussed above. Excluding these reimbursements, income from continuing operations for the second quarter ended November 28, 1997 increased $109,000 or 9.7% to $1,230,000 (10% of sales) as compared with $1,121,000 (8.6% of sales) for the comparable prior period. For the six months ended November 28, 1997, income from continuing operations (excluding the insurance reimbursements in the prior year) increased $202,000 or 9.4% to $2,345,000 (9.4% of sales) as compared to $2,143,000 (8.5% of sales) for the same period in fiscal year 1997. The increased income from continuing operations is a result of the improvement in gross margins as well as lower operating expenses.

                           HASKEL INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended November 28, 1997, net cash provided by operating activities included $1,468,000 from continuing operations as compared to $1,951,000 for the same period in the prior year. The decrease in cash provided by operating activities was principally due to the payment of accrued liabilities in the first quarter of fiscal year 1998. Net cash of $348,000 was used in discontinued operations in the first six months of fiscal year 1997 as compared to $263,000 in the prior year.



During the six months ended November 28, 1997, cash used for investing activities consisted mainly of capital expenditures. During the six months ended November 30, 1996, cash used in investing activities consisted primarily of capital expenditures and cash used to purchase a new subsidiary. Cash used in financing activities for the six months ended November 28, 1997 and November 30, 1996 consisted principally of payments on long-term debt and dividends paid to shareholders.



To insure the availability of funds to meet its various needs, the Company has a comprehensive credit facility with its bank. The credit facility includes a $5,000,000 revolving line of credit; a $4,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures; and a $3,000,000 term loan. At November 28, 1997, the Company had no outstanding balances under the revolving credit or acquisition lines. As of November 28, 1997, the balance of the term debt was $1,565,000, which bears interest at the LIBOR rate plus 1-3/4% (7.6563% at November 28, 1997.)



As of November 28, 1997, the Company had $7,717,000 in cash and cash equivalents, and working capital of $24,573,000, with a ratio of current assets to current liabilities of approximately 4.0 : 1. This compares with cash and cash equivalents of $8,490,000, and working capital of $24,095,000, with a ratio of current assets to current liabilities of 3.7 : 1 as of May 31, 1997. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION



ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On October 17, 1997, the Company held its Annual Meeting of Shareholders (the "1997 Annual Meeting") for shareholders of record as of September 12, 1997.

          (b) At the 1997 Annual Meeting, holders of the Company's Class A Common Stock, without par value ("Class A Common Stock"), elected three Directors and holders of the Company's Class B Common Stock, without par value ("Class B Common Stock"), elected four Directors.

          The following individuals were elected by holders of the Company's Class A Common Stock to serve as Directors of the Company:

                  R. Malcolm Greaves
                  Edward Malkowicz
                  Stanley T. Myers

          The following individuals were elected by holders of the Company's Class B Common Stock to serve as Directors of the Company:

                  Terrence A. Noonan
                  John Vinke
                  H. Carr Wells
                  W. Bradley Zehner II

          (c) Additionally, at the 1997 Annual Meeting, the shareholders approved the Merger of the Company's 1995 Incentive Stock Option Plan and 1989 Incentive Stock Option Plan and the appointment of Deloitte & Touche, LLP, as the Company's independent auditors.

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

1.  ELECTION OF DIRECTORS:

                                              Number of          Number of
                              Number of        Shares             Shares
                              Shares For       Against           Withheld
                              ----------       -------           --------
Elected by Class A Stock

     R. Malcolm Greaves       4,272,229           -                  25
     Edward Malkowicz         4,269,057           -                3,197
     Stanley T. Myers         4,269,057           -                3,197

Non-Votes
and Abstentions                   -

                                              Number of          Number of
                              Number of        Shares             Shares
                              Shares For       Against           Withheld
                              ----------       -------           --------
Elected by Class B Stock

     Terrence A. Noonan          40,000           -                   -
     John Vinke                  40,000           -                   -
     H. Carr Wells               40,000           -                   -
     W. Bradley Zehner II        40,000           -                   -

Non-Votes
and Abstentions                     -

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)


2. APPROVAL OF MERGER OF THE COMPANY'S 1995 INCENTIVE STOCK OPTION PLAN AND 1989 INCENTIVE STOCK OPTION PLAN:

                                                                        Percent of
                                                      Shares           Shares Voting
                                                      ------           -------------
           Votes For                                 3,258,493             75.5
           Votes Against                               255,230              5.9
           Non-Votes and Abstentions                   801,131             18.6


3.        APPROVAL OF DELOITTE & TOUCHE, LLP AS THE COMPANY'S INDEPENDENT
          AUDITORS:

                                                                         Percent of
                                                       Shares          Shares Voting
                                                       ------          -------------
           Votes For                                 4,301,493             99.7
           Votes Against                                 4,115                .1
           Non-Votes and Abstentions                     9,246                .2



ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits (numbered in accordance with Item 601 of Regulation S-K):

          10.27     Change in Control Agreement dated September 27, 1997 between
                    R. Malcolm Greaves and the Company.

          10.28 Change in Control Agreement dated September 27, 1997 between Lonnie D. Schnell and the Company.

          10.29 Change in Control Agreement dated October 6, 1997 between Henry Mason and the Company.

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



HASKEL INTERNATIONAL, INC.
                                       (REGISTRANT)



DATE 1-14-97                           /s/ R. MALCOLM GREAVES
                                       ----------------------------------------
                                       R. Malcolm Greaves
                                       President & Chief Executive Officer


DATE 1-14-97                           /s/ LONNIE D. SCHNELL
                                       ----------------------------------------
                                       Lonnie D. Schnell
                                       Chief Financial Officer