Form 10-Q
period 1998-02-28
HASKEL INTERNATIONAL INC
filed 1998-04-13
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


                     For the Period Ended FEBRUARY 28, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Transition Period From _________________ to _________________.


                        COMMISSION FILE NUMBER 0 -25068 .

                           HASKEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                95-4107640
         (State or other jurisdiction                      (IRS Employer
        incorporation or organization)                  Identification No.)

             100 EAST GRAHAM PLACE
              BURBANK, CALIFORNIA                              91502
   (Address of principal executive offices)                 (Zip Code)

                                (818) 843 - 4000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  (Former name, address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X].   No [ ].

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceeding Five Years

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court. Yes [ ].    No [ ].

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

           AS OF APRIL 6, 1998 THE REGISTRANT HAD 4,759,205 SHARES OF
                   CLASS A COMMON STOCK, AND 40,000 SHARES OF
                        CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.



                                                                                                 PAGE
                                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

    Consolidated balance sheets - May 31, 1997 and February 28, 1998..........................    3

    Consolidated statements of operations - Three months ended February 28, 1997 and 1998;
        Nine months ended February 28, 1997 and 1998..........................................    5

    Consolidated statements of cash flows - Nine months ended February 28, 1997 and 1998......    6

    Notes to consolidated financial statements - February 28, 1998............................    7

Item 2. Management's discussion and analysis of  financial condition and results of
        operations............................................................................   10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................   13

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       May 31,       February 28,
                                                        1997            1998
                                                    -----------      -----------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                      $ 8,490,000      $ 7,998,000
     Accounts receivable, net                        11,751,000       11,799,000
     Inventories                                     10,335,000       11,062,000
     Prepaid expenses and other current assets          942,000          597,000
     Deferred income taxes                            1,419,000        1,415,000
                                                    -----------      -----------
          TOTAL CURRENT ASSETS                       32,937,000       32,871,000

PROPERTY, PLANT & EQUIPMENT, Net                      5,376,000        5,354,000

GOODWILL, Net                                           698,000          941,000

DEFERRED INCOME TAXES                                 2,156,000        2,131,000

OTHER ASSETS                                             65,000          229,000
                                                    -----------      -----------

                        TOTAL                       $41,232,000      $41,526,000
                                                    ===========      ===========


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                                                       May 31,        February 28,
                                                                        1997              1998
                                                                    ------------      ------------
                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                              $    978,000      $    997,000
     Accounts payable                                                  4,070,000         3,476,000
     Dividends payable                                                   335,000           334,000
     Accrued liabilities                                               3,249,000         1,909,000
     Income taxes payable                                                210,000           787,000
                                                                    ------------      ------------
                   TOTAL CURRENT LIABILITIES                           8,842,000         7,503,000

LONG-TERM DEBT                                                         1,401,000           666,000

OTHER ACCRUED LIABILITIES                                              2,322,000         2,308,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares authorized;
        4,748,230 and 4,736,205 issued and outstanding at
        May 31, 1997 and February 28, 1998, respectively              13,855,000        13,792,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 31, 1997 and February 28, 1998                                19,000            19,000
     Retained Earnings                                                14,733,000        17,330,000
     Cumulative foreign currency translation adjustment                   60,000           (92,000)
                                                                    ------------      ------------
             TOTAL SHAREHOLDERS' EQUITY                               28,667,000        31,049,000
                                                                    ------------      ------------
                               TOTAL                                $ 41,232,000      $ 41,526,000
                                                                    ============      ============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended              Nine Months Ended
                                                    ----------------------------   ----------------------------
                                                    February 28,    February 28,   February 28,    February 28,
                                                        1997            1998           1997            1998
                                                    ------------    ------------   ------------    ------------
SALES                                               $ 12,401,000    $ 14,175,000   $ 37,626,000    $ 39,025,000

COST OF SALES                                          6,670,000       8,086,000     20,373,000      20,838,000
                                                    ------------    ------------   ------------    ------------

GROSS PROFIT                                           5,731,000       6,089,000     17,253,000      18,187,000

EXPENSES:
     Selling                                           1,938,000       1,927,000      5,877,000       6,063,000

     General and administrative                        1,842,000       1,961,000      4,928,000       5,625,000

     Engineering design, research and development        292,000         309,000        777,000         936,000

                                                    ------------    ------------   ------------    ------------
              Total                                    4,072,000       4,197,000     11,582,000      12,624,000
                                                    ------------    ------------   ------------    ------------

OPERATING INCOME                                       1,659,000       1,892,000      5,671,000       5,563,000

OTHER INCOME                                             104,000          73,000        202,000         204,000
                                                    ------------    ------------   ------------    ------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                               1,763,000       1,965,000      5,873,000       5,767,000

PROVISION FOR INCOME TAXES                               727,000         776,000      2,294,000       2,233,000
                                                    ------------    ------------   ------------    ------------

INCOME FROM CONTINUING OPERATIONS                      1,036,000       1,189,000      3,579,000       3,534,000

DISCONTINUED OPERATIONS:
     Loss from operations, less applicable
         income taxes                                                                  (529,000)

     Gain (loss) on disposal of segment                                              (5,406,000)        346,000
                                                    ------------    ------------   ------------    ------------

NET INCOME (LOSS)                                   $  1,036,000    $  1,189,000   $ (2,356,000)   $  3,880,000
                                                    ============    ============   ============    ============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Nine Months Ended
                                                            -----------------------------
                                                            February 28,      February 28,
                                                                1997              1998
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net cash provided by continuing operations            $ 3,220,000       $ 2,479,000
      Net cash used in discontinued operations                 (334,000)         (348,000)
                                                            -----------       -----------
             Net cash provided by operating activities        2,886,000         2,131,000
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                   (1,255,000)       (1,167,000)
      Proceeds from sale of property                             71,000           279,000
      Purchase of subsidiary (net of cash acquired)          (1,172,000)          (13,000)
                                                            -----------       -----------
             Net cash used in investing activities           (2,356,000)         (901,000)
                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term debt                     (767,000)         (750,000)
      Proceeds from issuance of common stock                     22,000           188,000
      Dividends declared                                       (994,000)       (1,001,000)
                                                            -----------       -----------
             Net cash used in financing activities           (1,739,000)       (1,563,000)
                                                            -----------       -----------

EFFECT OF EXCHANGE RATE ON
   CASH AND CASH EQUIVALENTS                                    107,000          (159,000)
                                                            -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (1,102,000)         (492,000)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        8,239,000         8,490,000
                                                            -----------       -----------

CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                           $ 7,137,000       $ 7,998,000
                                                            ===========       ===========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for:
         Interest -
             Continuing operations                          $    23,000       $   111,000
                                                            ===========       ===========
             Discontinued operations                        $   132,000       $     8,000
                                                            ===========       ===========
         Income taxes                                       $ 1,720,000       $ 1,750,000
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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 30, 1998. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 31, 1997.

NOTE B - INVENTORIES

Inventories consist of the following:

                                             May 31,         February 28,
                                              1997               1998
                                          -----------        -----------
        Raw Materials                     $ 3,029,000        $ 3,203,000
        Work in Process                     1,697,000          2,398,000
        Finished Products                   5,609,000          5,461,000
                                          -----------        -----------
                                          $10,335,000        $11,062,000
                                          ===========        ===========


NOTE C - CHANGE IN ACCOUNTING PERIODS

Effective June 1, 1997, the Company changed its accounting period for financial statement purposes from a calendar year to a 52/53 week fiscal year. Beginning with fiscal year 1998, the Company's fiscal year will end on the Saturday closest to May 31. Interim fiscal quarters end on the Saturday closest to the calendar end of August, November and February of each year. This change will not have a significant impact on the consolidated financial results or financial position of the Company.

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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE E - EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method.

                                                           Three Months Ended                    Nine Months Ended
                                                   --------------------------------      -------------------------------
                                                    February 28,       February 28,       February 28,       February 28,
                                                        1997               1998               1997               1998
                                                   -------------       ------------      -------------       -----------
BASIC AND DILUTED EARNINGS
Income from continuing operations                  $   1,036,000       $  1,189,000      $   3,579,000       $ 3,534,000
Loss from discontinued operations                                                             (529,000)
Income (loss) from disposal of segment                                                      (5,406,000)          346,000
                                                   -------------       ------------      -------------       -----------
Net income (loss)                                  $   1,036,000       $  1,189,000      $  (2,356,000)      $ 3,880,000
                                                   =============       ============      =============       ===========


COMPUTATION OF BASIC AND DILUTED SHARES
Basic EPS
  Common Shareholders                                  4,732,230          4,734,277          4,732,003         4,737,817

Effect of Dilutive Securities
  Dilutive options                                       113,276            245,781             88,282           298,577
                                                   -------------       ------------      -------------       -----------

Diluted EPS
  Common shareholders plus assumed conversion
     of dilutive securities                            4,845,506          4,980,058          4,820,285         5,036,394
                                                   =============       ============      =============       ===========

EARNINGS PER SHARE
Basic EPS
  Income from continuing operations                $        0.22       $       0.25      $        0.76       $      0.74
  Loss from discontinued operations                                                              (0.11)
  Income (loss) from disposal of segment                                                         (1.14)             0.07
                                                   -------------       ------------      -------------       -----------
  Net income (loss)                                $        0.22       $       0.25      $       (0.49)      $      0.81
                                                   =============       ============      =============       ===========

Diluted EPS
  Income from continuing operations                $        0.21       $       0.24      $        0.74       $      0.70
  Loss from discontinued operations                                                              (0.11)
  Income (loss) from disposal of segment                                                         (1.12)             0.07
                                                   -------------       ------------      -------------       -----------
  Net income (loss)                                $        0.21       $       0.24      $       (0.49)      $      0.77
                                                   =============       ============      =============       ===========

PART I.   FINANCIAL INFORMATION


                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE F - DISCONTINUED OPERATIONS

In fiscal year 1997, the Company decided to sell its electronic products distribution business. Accordingly, the electronic products business has been treated as a discontinued segment, and the financial results segregate the effect of these operations.

The operating loss from this discontinued segment reflected in the accompanying consolidated statements of operations for the nine months ended February 28, 1997, are net of the related income tax benefit of $220,000. The operating results for the discontinued operations for the three and nine months ended February 28, 1998 approximated amounts estimated and reserved for in the loss on disposal of the segment recorded in fiscal year 1997.

In September 1997, the Company sold the electronic products business in exchange for 35,000 shares of the Company's stock (valued at $534,000) and a note receivable in the amount of $159,000. The Company recognized a gain on the sale of $346,000.


NOTE G - SUBSEQUENT EVENT

Effective March 1, 1998, the Company acquired all of the operating assets of M.D.C. Australasia Pty. Ltd. and Hydraulics & Air Engineering, Pty. Ltd. for approximately $632,000 in cash plus liabilities. The businesses are located in Brisbane, Australia.

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


RESULTS OF CONTINUING OPERATIONS

Sales for the third quarter ended February 28, 1998 increased $1,774,000, or 14.3%, to $14,175,000, as compared with sales of $12,401,000 for the same period in the prior year. For the first nine months of fiscal year 1998, sales were $39,025,000, or $1,399,000 (3.7%) higher than the same period in fiscal year 1997. Sales for the nine months ended February 28, 1997 included approximately $1,200,000 in large system deliveries to the automotive industry which were not repeated in fiscal year 1998. Sales for the three and nine months ended February 28, 1998 included approximately $2,200,000 in sales from a long-term system contract acquired with the Palpro business in November 1997. Accounting principles appropriate to accounting for long-term contracts, including the recognition of revenue under the percentage of completion method, have been adopted in connection with long-term contracts acquired or purchased. Additionally, in the beginning of fiscal year 1998 the Company discontinued distribution of third-party products in the Western United States resulting in a decrease in sales of approximately $1,000,000 and $2,400,000 for the three and nine months ended February 28, 1998, respectively, as compared to the same periods in the prior year. In contrast to these decreases, sales of the Company's core manufactured products increased approximately 5.5% and 8.2% for the three and nine months ended February 28, 1998, respectively, as compared to the same periods in the prior year.


Gross profit for the third quarter ended February 28, 1998 increased $358,000 to $6,089,000, or 43.0 % of sales, as compared with gross profit of $5,731,000, or 46.2% of sales, for the same period in fiscal year 1997. Gross profit for the first nine months of fiscal year 1998 was $18,187,000 (46.6% of sales) as compared to $17,253,000 (45.9% of sales) for the comparable period in fiscal year 1997. The gross profit as a percentage of sales for the three months ended February 28, 1998 decreased compared to the prior year principally as a result of a lower-margin associated with the long-term system sales recognized during the quarter. This long-term contract, which is expected to be substantially complete by fiscal year end 1998, was acquired in November 1997 with the acquisition of the Palpro business, and is not expected to be representative of the on-going systems and product margins from this acquisition beyond the current contract. The gross profit as a percentage of sales for the nine months ended February 28, 1998 increased compared to the prior year principally as a result of the elimination of lower-margin third-party product sales, through increased production of its manufactured products, lowering its overhead costs as a percentage of sales, resulting in higher gross margin rates.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Selling, general and administrative, and engineering ("operating") expenses were $4,197,000 or 29.6% of sales for the third quarter of fiscal year 1998 as compared to $4,072,000 or 32.8% of sales for the comparable period in fiscal year 1997. For the first nine months of fiscal year 1998, operating expenses were $12,624,000 or 32.3% of sales as compared to $12,258,000 or 32.6% of sales for the prior year, before legal reimbursements. General and administrative expenses for the first nine months of fiscal year 1997 include reimbursements of $676,000 from the Company's insurance carriers representing the recovery of legal expenses relating to environmental matters. Operating expenses for the three and nine months ended February 28, 1998 included approximately $372,000 and $911,000, respectively, attributable to activities of new businesses acquired and started.

Income from continuing operations for the third quarter ended February 28, 1998 increased $153,000 or 14.8% to $1,189,000 (8.4% of sales) as compared with $1,036,000 (8.4% of sales) for the comparable prior period. For the nine months ended February 28, 1998, income from continuing operations increased $355,000 or 11.2% to $3,534,000 (9.1% of sales) as compared to $3,179,000 (8.4% of sales)
for the same period in fiscal year 1997 before the reimbursements of legal costs. Included in income from continuing operations for the nine months ended February 28, 1997, was approximately $400,000 (net of taxes) relating to the insurance reimbursements discussed above. The increased income from continuing operations is a result of the improvement in gross margins as well as lower operating expenses.


DISCONTINUED OPERATIONS

In fiscal year 1997, the Company decided to sell its electronic products distribution business. Accordingly, the electronic products business has been treated as a discontinued segment, and the financial results segregate the effect of these operations. The loss from discontinued operations for the nine months ended February 28, 1997 was $529,000, which includes $240,000 in restructuring costs incurred in the first quarter of fiscal year 1997. The operating results for the discontinued operations for the three and nine months ended February 28, 1998 were previously provided for in the Company's reserve for loss on disposal of the segment in fiscal year 1997. In September 1997, the Company sold the electronic products business and recognized a gain on the sale of $346,000.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended February 28, 1998, net cash provided by operating activities included $2,479,000 from continuing operations as compared to $3,220,000 for the same period in the prior year. The decrease in cash provided by operating activities was principally due to the reduction of accrued liabilities in the first quarter of fiscal year 1998. Net cash of $348,000 was used in discontinued operations in the first nine months of fiscal year 1998 as compared to $334,000 in the prior year.

During the nine months ended February 28, 1998, cash used for investing activities consisted mainly of capital expenditures. During the nine months ended February 28, 1997, cash used in investing activities consisted primarily of capital expenditures and cash used to purchase a new subsidiary. Cash used in financing activities for the nine months ended February 28, 1998 and 1997 consists principally of payments on long-term debt and dividends paid to shareholders.

To insure the availability of funds to meet its various needs, the Company has a comprehensive credit facility with its bank. The credit facility includes a $5,000,000 revolving line of credit; a $10,000,000 acquisition line of credit available for use in making acquisitions or capital expenditures; and a $1,370,000 term loan. At February 28, 1998, the Company had no outstanding balances under the revolving credit or acquisition lines. As of February 28, 1998, the balance of the term debt was $1,370,000, which bears interest at the LIBOR rate plus 1-1/2 % (7.4063% at February 28, 1998.)

As of February 28, 1998, the Company had $7,998,000 in cash and cash equivalents, and working capital of $25,368,000, with a ratio of current assets to current liabilities of approximately 4.4 : 1. This compares with cash and cash equivalents of $8,490,000, and working capital of $24,095,000, with a ratio of current assets to current liabilities of 3.7 : 1 as of May 31, 1997. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.

                           HASKEL INTERNATIONAL, INC.



PART II.   OTHER INFORMATION



ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K):

        10.30 Amended and Restated Loan Agreement dated February 13, 1998 between the Company and Union Bank of California, N.A.

        27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report on Form 10-Q.

                           HASKEL INTERNATIONAL, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HASKEL INTERNATIONAL, INC.              (REGISTRANT)



DATE    4-13-98                         /S/ R. MALCOLM GREAVES
     ----------------------             ----------------------------------------
                                            R. Malcolm Greaves
                                            President & Chief Executive Officer


DATE    4-13-98                         /S/ LONNIE D. SCHNELL
     ----------------------             ----------------------------------------
                                            Lonnie D. Schnell
                                            Chief Financial Officer