Form 10-K
period 1998-05-30
HASKEL INTERNATIONAL INC
filed 1998-08-21
CIK 918022

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Under section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended May 30, 1998

                                       or

[ ] Transition Report Pursuant to section 13 or 15(d) of The Securities Exchange Act of 1934 for the transition period from ______________ to ______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by non-affiliates of the registrant: $26,199,198 as of August 14, 1998.

         As of August 14, 1998, the registrant had 4,759,205 shares of Class A Common Stock and 40,000 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the registrant's 1998 Annual Stockholder's Meeting are incorporated by reference in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Established in 1946, the Company manufactures pneumatically (compressed air or gas) and hydraulically (oil) driven, high-pressure low-flow, fixed displacement, reciprocating plunger, liquid pumps, gas boosters, chemical injection pumps and air pressure amplifiers ("Haskel(R) Specialty Products") for industrial, commercial, aerospace and military applications. The Company is one of the world's leading manufacturers of pneumatically-driven, high-pressure liquid pumps and gas boosters, which represent the vast majority of Haskel(R) Specialty Products manufactured by the Company. The Company also manufactures high-pressure valves, metering valves, metal seals, regulators, and accessories to complement these products. The Company distributes third-party manufactured valves, actuators, and other pneumatic and hydraulic devices throughout Europe and the Asia-Pacific regions.

         The Company also utilizes its engineering expertise and high-pressure technology in the manufacture of test and control ("value added") systems. The Company's systems business consists of the design and manufacture of equipment that incorporates the Company's products, engineering knowledge and high pressure technology, often using electronic controls to achieve a functional piece of equipment to provide customers with high-pressure solutions. This integrated equipment (a "Haskel(R) System") has a wide variety of applications in many industries.

         The Company's corporate offices are located in Burbank, California. The Company consists of the Industrial Technologies Division ("ITD"), also located in Burbank, California, and the Company's wholly owned subsidiaries, Haskel Energy Systems, Ltd. ("HESL"), located in Sunderland, England and its divisions and subsidiaries, Haskel-Hogan Systems and Service ("Haskel-Hogan"), located in Houston, Texas, Haskel Asia Pte. Ltd., located in Singapore, and Haskel Australasia Pty. Ltd., located in Brisbane, Australia. The ITD is the U.S. manufacturer of Haskel(R) Specialty Products, Haskel(R) Systems, high-pressure valves, metal seals, regulators and accessories to complement these products. HESL is the Company's European manufacturing and distribution center with offices located in Sunderland and Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; Zoetermeer, the Netherlands; and San Sebastian, Spain. Haskel Asia, Pte. Ltd. is the Company's Asian manufacturing and distribution operations with offices located in Singapore and Hong Kong. Haskel Australasia, Pty. Ltd. is the Company's Australian manufacturing and distribution operations with offices located in Brisbane, Australia. HESL and its divisions and subsidiaries, Haskel Asia and Haskel Australasia primarily distribute the Company's products, design and manufacturer Haskel(R) Systems for specific applications, and distribute complementary products of other third-party manufacturers in Asia, Australia, Europe, India, and the Middle East. HESL Sunderland also manufactures metering valves and products needed for HESL's markets that are not produced in the United States, such as the Jetflow Airmover(R).

         Certain financial information about the Company's business segments and export sales is presented in Note 16 of the Notes to Consolidated Financial Statements appearing in this Report. No single customer accounted for more than 10% of sales during fiscal 1996, 1997 or 1998.


PRODUCTS

         The Company is one of the world's leading manufacturers of pneumatically-driven, high-pressure liquid pumps and gas boosters. These products produce high pressures (typically 4,000 to 20,000 psi with a capability of up to 150,000 psi) at low volumes of flow, with rated fluid power of up to ten horsepower. In order to generate these pressures, reciprocating plungers within fixed displacement bodies are principally utilized. Haskel(R) Specialty Products are designed for niche markets where high pressure with low flow of liquids or gases is required. The pump's function is to generate high-pressure, low-flow liquids and gases using low-pressure, low-flow liquids and gases as a drive source. The energy produced by a pump is used to move a linear or rotary actuator, generate pressure for testing or metal forming, charge pressure containers, and transfer and mix liquids and gases under pressure. Additional products include metal seals for extreme temperature and pressure applications; high-pressure valves and fittings; IRCDs(R), a valve for precise injection of liquids such as chemicals in metering applications; Nanojet(R) homogenizers, which use a super high-pressure process to mix liquids; Hydroswage(R) products, which use high pressure liquid for metal expansion, creating a high integrity joint between the metal tube and the tube sheet as found in boilers and heat exchangers; and the Jetflow Airmover(R), which ventilates stagnant environments, such as that found in mines, by diluting and removing hazardous gases. The Company has also entered into private branding agreements with other companies in the pressure industry to have manufactured certain products in the Company's name for use or sale by the Company in selected markets.

         Haskel(R) Systems' business consists of the design and manufacture of equipment that incorporates the Company's products, engineering knowledge and experience in high pressure technology, together with third party products. Haskel(R) Systems often incorporate electronic controls to achieve a functional piece of equipment. Haskel(R) Systems have a wide variety of applications in many industries. Some of the applications of Haskel(R) Systems include:

         -     pressure testing hoses, valves, pipes and cylinders
         -     mixing and transferring liquids and gases under pressure
         - injecting gases into plastics in order to improve the molding process
         - metering valves for precise injection of liquids such as chemicals
         -     boosting oxygen for life support and emergency service use
         -     homogenization for mixing liquids
         -     food preservation
         - boosting nitrogen for charging cryostats in missile guidance applications, commercial aircraft tires, struts and escape chutes
         -     pressurizing argon for infrared cooling in missiles
         - boosting helium for testing automotive brake and air conditioning hoses and charging satellite rocket motors
         -     pressure charging and testing of automotive air bag canisters
         - recovering and charging chloroflurocarbons ("CFC's") used in air conditioning and refrigeration applications
         - recovering and charging SF6 (Sulfer Hexafluoride), an arc suppressant gas, used in high voltage switch gear
         - pressurizing carbon dioxide for filling fire extinguishers and manufacturing foam
         -     compressing natural gas (CNG) for use as a vehicle fuel
         - hydrostatic forming of metal using the Company's Hydroswage(R) process
         -     work holding and press overload applications
         - chemical injection and well head control applications for oil and gas production platforms
         -     boosting shop compressed air

         In addition, other manufacturers incorporate Haskel(R) Specialty Products in their equipment for these and similar purposes.

         The Company has been awarded the ISO 9001 accreditation, a quality certification from the International Standards Organization ("ISO"), for its manufacturing facilities in the United States and United Kingdom. The ISO 9001 accreditation gives recognition for maintaining an internationally recognized standard of quality in both its products and engineering.

MARKETS

         The markets served by Haskel International, Inc. are substantial and diversified. The following table lists the broad range of industries utilizing Haskel(R) Specialty Products and Haskel(R) Systems. The industries that, taken in the aggregate, account for a majority of the Company's sales are marked with an asterisk (*).

                       INDUSTRIES USING HASKEL(R) PRODUCTS

Abrasive Pressure Water Cleaning                     Marine Engineering
Aerospace and Aircraft                               Mining
Automotive *                                         Medical Equipment and Emergency Support Scvs.
Boiler and Heat Exchanger Manufacture                Oil and Gas Exploration and Production *
Brewing and Distilling                               Oil and Petrochemical Refining and Production *
Chemicals                                            Pressure Testing *
CNG Charging Stations                                Paper Industry
Defense *                                            Plastic Machinery *
Diving Charging Equipment                            Railways
Electronic/Electrical Machinery                      Refrigeration and Air Conditioning
Fire Fighting and Related Services                   Research and Development Establishments,
General Engineering *                                   including Universities and Colleges
I.C. Engines and Compressors                         Textile Engineering
Industrial Machinery                                 Utilities, Power Generation, Electricity Distribution *
Valve Testing and Packing Removal

         The useful lives of the Company's products are generally quite long, however specific applications have various lives. Product parts are usually replaceable from current stock; older products can be modified to include the latest technology providing a source of recurring revenue.


SALES AND DISTRIBUTION

         The Company's products are sold through a direct sales force, independent distributors, and authorized manufacturers' representatives throughout the world. The largest distribution of the Company's products are through its own subsidiaries and divisions. Products are sold throughout the United States; Canada; the United Kingdom; other European countries, including France, Germany, the Netherlands, and Spain; the former Soviet Republics; Asia-Pacific, including China and Japan; Australia; Africa; South America; India; and the Middle East.

         Distribution of the Company's products is accomplished through a network of 123 distributor locations within the United States, Canada, and Central and South America; 24 distributor locations within Europe and the Middle East; and 24 distributor locations within the Asia-Pacific region. The activities of these distributors are supported by the Company's worldwide offices and regional and product sales managers who have extensive technical backgrounds.

         The Company also distributes approximately 15 different lines of third-party manufactured products throughout Europe and the Asia-Pacific regions. These products are used primarily in the pump and pump-related fluid power business, and include pneumatic actuators, pneumatic and hydraulic valves, hoses and fittings, high-pressure components, pumps and motors. In the beginning of fiscal year 1998, the Company eliminated the distribution of third-party products in the Western United States to strategically focus its sales efforts in this region on the Company's primary product lines.

MANUFACTURING

         The Company manufactures Haskel(R) Specialty Products and related products and Haskel(R) Systems at the Company's facilities in Burbank, California, and in Sunderland, England. Manufacturing operations in Sunderland include metering valves and products that are not produced in the United States, which are needed for European markets, such as the Jetflow Airmover(R). Haskel(R) Systems are also designed and manufactured at facilities in Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; Zoetermeer, the Netherlands; Houston, Texas; Singapore; and Brisbane, Australia.

         Historically, the Company has been able to pass a significant portion of increased component part prices through to their customers by price increases, although there is no assurance that they will be able to continue to do so in the future. Currently, all materials used by the Company in the manufacturing process are readily available at reasonable prices, and Management does not anticipate any adverse change in this situation. The Company has an ongoing program to improve its manufacturing processes.


BACKLOG

         Backlog of unfilled firm orders was approximately $8,899,000 at May 30, 1998, as compared to approximately $9,036,000 at May 31, 1997. Of the backlog at May 31, 1997, approximately $1,064,000 represented the outstanding orders pertaining to the third-party distribution business in the Western United States which was eliminated in the beginning of fiscal year 1998. Excluding these orders, the backlog increased $927,000 or 12%. This increase in backlog was due primarily to increased orders as a result of continued growth as the Company expands its international markets, especially throughout Europe. Substantially all of the Company's fiscal 1998 year-end backlog is expected to be recognized as revenue in fiscal 1999.

         Pursuant to the customary terms of the Company's agreements with government contractors and other customers and in accordance with industry custom, a customer may cancel or reschedule an order without penalty if the Company has not made financial commitments with respect to the order. Lead times for the release of purchase orders depend upon the scheduling and forecasting practices of the individual customers, which also can affect the timing of the conversion of the Company's backlog into revenues. For these reasons, among others, the Company's backlog at a particular date may not be indicative of its future revenue, and there is no assurance that the backlog will be completed and recorded as revenue. Cancellation of pending contracts or termination or reductions of contracts in progress may have a materially adverse effect on the Company's business.


DISCONTINUED OPERATIONS

         During fiscal years 1994, 1995, 1996 and the first half of fiscal year 1997, the Company operated an electronic products distribution business. In January 1997, the Company announced its decision to sell or discontinue these operations. The financial impact of this was first reflected in the Company's third quarter 1997 financial statements. Accordingly, the operations have been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations. The loss from these operations have been reflected separately in the Company's financial results, and a loss on disposal of these operations was recorded in fiscal year 1997. In fiscal year 1998, the Company sold the electronics products business and recognized a gain on sale. See Footnote 15 in the Notes to Financial Statements.

         Prior to the disposal of this business, the Company had been organized under two business groups: the electronic products group (the "EPG") and the industrial products group (the "IPG"). As a consequence of the sale of the electronics business segment, in January 1998, the Company eliminated the "group" structure, including the IPG and the executive position of IPG President.

COMPETITION

         The principal competitive factors in the Company's markets are product quality and performance, availability, reliability, technical support and price.

         In the air driven, high-pressure, pump markets, the Company has three major U.S. and European based competitors: Teledyne Fluid Systems, a division of Teledyne Inc.; Schmidt Kranz & Company GmbH; and SC Hydraulic Engineering Corporation. Certain of the Company's competitors are larger overall and have greater financial resources than the Company. The Company has a significantly larger worldwide market share in this line of business than do any of its competitors, but there can be no assurance that the Company will maintain its market share. In order to remain competitive, the Company supports the reliability and reputation of its products with customer service, good product delivery, competitive pricing, and comprehensive technical assistance.

         The Company's competitors in the systems market include some of the same companies that compete with the Company in the high-pressure pump market and a number of small manufacturers of systems, as well as unrelated distributors of systems.


ENGINEERING, DESIGN, RESEARCH AND DEVELOPMENT

         Substantially all of the Company's engineering, design, research and development ("EDR&D") is performed in connection with its manufacturing business and falls into three categories. The first category is the modification or improvement of existing products. Modifications are usually the result of application engineering, where the Company tailors a product to fit a specific application, often at the request of a particular customer. The Company also endeavors to engineer improvements that apply to all of its pumps. The second type of EDR&D involves utilizing Haskel(R) high-pressure technology and know how to develop new products. The third type of EDR&D is the development of products unrelated to pumps where the Company can utilize its expertise in valve and seal technology.

         The Company's business requires ongoing EDR&D expenditures. For fiscal years 1996, 1997 and 1998, the Company incurred approximately $905,000, $1,079,000, and $1,294,000, respectively, on general engineering and research and development (R&D) with a significant part of these expenditures directed towards R&D. The Company relies on market opportunities to determine the allocation of it's research and development expenditures. The Company expects to continue to pursue product development programs and to increase expenditures in all of its principal product lines and services.


CUSTOMER SUPPORT AND SERVICES

         The Company provides warranty service for each of its product lines, as well as follow-up service, training, and support, for which the Company typically charges separately. During 1998, the Company extended its warranty period from 12 months to 18 months, which exceeds that offered by the competition. Management views customer support services as a critical competitive advantage, as well as a revenue source. The Company maintains its own service groups and trains its customers and distributors in the performance of user-level maintenance.

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


ACQUISITIONS

         The Company pursues opportunities to expand its market position in high pressure technology business through various methods, including acquisitions of related businesses, product lines, distribution and/or new technologies.

         During fiscal years 1996, 1997 and 1998, the Company acquired the following businesses: certain assets of Armaturenbau GmbH (now Haskel Hochdrucksysteme, GmbH), located in Wesel, Germany in November 1995; Hydraulic Mobile Equipment Limited ("HME"), located in Manchester, England in June 1996; Hogan Fluid Power (now Haskel-Hogan Systems and Service) located in Houston, Texas in December 1996; Nanojet Engineering GmbH, located in Wesel, Germany in May 1997; Palpro Ltd., located in Brixworth, England in November 1997; and MDC, Ltd. and Hydraulic & Air, Ltd. (now Haskel Australasia), located in Brisbane, Australia in March 1998. In addition to these acquisitions, the Company opened offices in Zoetermeer, the Netherlands, in June 1996; Singapore in May 1997; Hong Kong in May 1997; and San Sebastian, Spain in August 1997.

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


HUMAN RESOURCES

         As of May 30, 1998, the Company had 335 employees, including 64 in general management, administration and finance; 85 in sales and marketing; 25 in engineering and research and development; and 161 in operations, manufacturing, and customer service. Management believes that the Company's success depends in part upon its ability to attract, retain, train and motivate highly skilled and dedicated employees. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage. Management believes the Company's relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of the Company are as follows:

Name                                 Age            Position with Company
----                                 ---            ---------------------
R. Malcolm Greaves                    59            President, Chief Executive Officer and Director
Lonnie D. Schnell                     49            Chief Financial Officer and Secretary
Henry Mason                           48            Managing Director of HESL

        R. Malcolm Greaves was appointed President and Chief Executive Officer of the Company in February 1996. He joined HESL as General Manager in January 1989 and was appointed Managing Director of HESL in June 1989. Mr. Greaves has served as a director of the Company since September 1990. Between January 1994 and February 1995, he served as Executive Vice President in charge of worldwide pump operations, after serving as Vice President, Chief Operating Officer for Europe, the Middle East, India and Africa from April 1993.

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

 Houston, Texas                     Leased              16,200     ITD                    October 2001

 Chino, California                  Leased               1,440     ITD                    December 1998

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

 Aberdeen, Scotland                 Leased               1,000     HESL                   October 2000

 Wesel, Germany                     Leased               5,500     HESL                   June 1999

 San Sebastian, Spain               Leased               7,900     HESL                   June 2000

                                                                                          Lease Expiration
                                    Owned/         Square Feet                            Dates, Including
 Location                           Leased         Under Roof      Occupied By            Option Periods
 --------                           ------         ----------      -----------            --------------
 Singapore                          Leased               2,379     Haskel Asia, Pte.      February 1999
 Brisbane, Australia                Leased               5,114     Haskel                 February 2003
                                                                   Australasia,
                                                                   Pty.
 Hong Kong                          Leased                 779     Haskel Asia, Pte.      March 2000

         The Company's corporate headquarters and principal executive offices are located at the Burbank, California premises.

         The locations in Burbank, California, and Sunderland, England represent the two main manufacturing facilities for the Company's products and have both manufacturing and office areas. The locations in Houston, Texas; Manchester, England; Zoetermeer, the Netherlands; Lille, France; Aberdeen, Scotland; Wesel, Germany; San Sebastian, Spain; Singapore; and Brisbane, Australia have both office and manufacturing area; however, the manufacturing areas are currently used for assembly purposes only. The facilities located in Chino, California and Hong Kong represent office space used for engineering and sales, respectively.

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

         Under applicable law, most notably the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"), the Company might be jointly and severally liable with other PRPs for the full cost of cleaning up the Superfund Site, including the cost of the remedial design phase and EPA oversight costs discussed below (the "Remediation Cost"). There is legal authority, however, which holds that when the approximate extent of contamination caused by each PRP can be determined, liability must be allocated among the PRPs in proportion to their relative contribution. Based on this authority, Management and the Company's environmental counsel believe there will be a rational, pro rata allocation of responsibility for the cleanup of the Superfund Site among the participating PRPs. Management and the Company's environmental counsel believe, based upon extensive research conducted on the Company's site, that the Company was, at most, a small contributor to groundwater contamination at the Superfund Site.

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

         In 1995, the Group agreed upon a process by which a retroactive reallocation of the Interim Allocation could be accomplished. The process agreed upon by the Group entailed a two-phase procedure: Phase I consisted of an arbitration whereby a panel of scientific arbitrators ascertained what percentage of the contamination in the Superfund Site was caused by sources from Burbank versus sources from Glendale (the Burbank-Glendale split). The arbitrators determined that responsibility for the share found to have emanated from Burbank-based sources would be borne by one PRP who was to bear 58.8% of all past and future costs incidental to the Superfund Site; all other Group members (the Intra-Glendale parties) were to bear 41.2% of such costs. The Burbank-based member of the PRP appealed the Phase I result to the agreed-upon judicial neutral, who eventually affirmed the arbitrator's 58.8% / 41.2% split between Burbank and Glendale, respectively. Subsequently, a civil court upheld the arbitration award. The court's ruling is now under appeal by the Burbank-based party.

         Allocation amongst the Intra-Glendale parties of the percentage share allocated to Glendale was to constitute Phase II of this retroactive reallocation process. Once this two-phase process was complete, the results would constitute the Final Allocation which was to apply retroactively as well as prospectively to all Group members. In addition, discussions have been held among the Intra-Glendale parties regarding a possible settlement, whereby certain PRP members would accept dollar sums from the other PRPs, thereby effectuating a cash-out settlement for the majority of PRPs. The settlement discussions have been based upon a total cost (including the initial AOC work which has already been accomplished) of approximately $48.0 million plus past and future direct and indirect Governmental EPA oversight and administrative costs of approximately $14.0 million. Each of these estimates constitute the total for both the Burbank and Intra-Glendale parties combined, such that the Intra-Glendale parties would only be responsible for 41.2% of the total amount pending the confirmation judgment of the trial court being affirmed.

         In addition to the Remedial Investigation and Remedial Design phase of the project as set forth in the AOC, the EPA issued a Unilateral Administrative Order (UAO), thereby ordering all PRPs to perform the second phase of the AOC, namely the construction phase. Almost all of the work required by the UAO has now been completed. The total amount of money which the Group has spent on implementing the AOC and performing all tasks required under the UAO is $7.7 million; the Company's portion of which has been approximately $113,000, or about 1.4%.

         If the settlement negotiations within the Group fail, and assuming the Final Allocation agreed upon is similar to the Interim Allocation, an assumption the Management and the Company's environmental counsel believe is reasonable, the Company's share of the Remediation Cost should not exceed the Company's reserve amount of $898,000. If the Group cannot agree upon a process by which to arrive at a Final Allocation, the process of allocating shares would likely be by judicial determination. Whether the allocation proceeds by way of group negotiation or judicial determination, Management and the Company's environmental counsel believe that the Company's reserve amount will be adequate.

         To the extent that a member of the Group does not accept the Final Allocation or does not pay its share of the liability for remediation, the remaining members may each, on a pro rata basis, become responsible for that member's allocation. Further data, negotiation or disagreements among the PRPs, insolvencies of or refusals to pay by PRPs or increases in actual costs of remediation could cause the Company's ultimate liability for remediation for the Superfund Site to increase from the amount calculated based upon the Interim Allocation percentage. Consequently, there can be no assurance that remediation of the Superfund Site will not have a materially adverse effect on the results of operations or financial condition of the Company.

         Insurance and Reserves

         When the Company initially tendered all of the environmental claims relative to the Superfund Site, the Company's insurers refused to pay or to properly defend the Company. The Company brought litigation against its insurers in which the Company sought indemnity relative to the claims by the EPA for the Superfund Site, and to force its carriers to provide a defense for these claims. In March 1995, the Company successfully moved for summary adjudication of the carriers' duties to defend. As a result of this ruling, during fiscal year 1997, the carriers paid the Company approximately $676,000 for fees incurred prior to May 31, 1996 and has paid the Company's fees incurred after that date at a reasonable rate. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability.

         The Company established an environmental reserve for contingent liabilities that may arise in connection with the Superfund Site. At May 30, 1998, the environmental reserve was $898,000. The Company has not included any specific amount in the environmental reserve for litigation defense costs, which cannot be estimated but could be substantial if these matters precipitate more litigation than is anticipated.

         Due to the nature of environmental matters, there can be no assurance that the environmental reserve will be adequate to cover contingent liabilities arising from the above-referenced environmental matters or that any liability in excess of the environmental reserve will not have a material adverse effect on the Company's results of operations or financial condition.

         On-Site Contamination

         The soil at the property occupied by the Company at 100 East Graham Place, Burbank, California had been contaminated by solvents. Pursuant to a directive of the Regional Water Quality Control Board ("RWQCB") the Company assessed and remediated the soil. All on-site assessment and remediation work has been completed and a no further action letter was obtained from the RWQCB in 1996.

         Toxic Tort Litigation

         In December 1997, the Company was named a defendant in eight separate tort complaints filed by approximately 2700 individuals against over 100 defendants wherein the plaintiffs are claiming personal injuries and property damages allegedly resulting from exposure to the release of toxic and carcinogenic chemicals by Defendants into the soil, water and air in the Burbank/Glendale area of Los Angeles County. This litigation stems from a toxic tort action previously filed in the United States District Court containing the same allegations. In October 1997, the eight separate tort actions were consolidated with the pending United States District Court case. Subsequent to the consolidation of these lawsuits, the Company joined a Joint Defense Group comprised of approximately 40 of the newly named defendants.

         A Pretrial Order and Agreement Re Cooperation, Joint Defense and Terms of Stay and Severance was negotiated among the parties and in April 1998, 28 of the newly named defendants petitioned and in May 1998, the court granted, an order to (1) stay any proceedings against the newly named defendants until such time as a determination has been made by the court in the consolidated action, and (2) sever the newly named defendants from the pending litigation. However, ten of the remaining defendants will continue to vigorously defend against the plaintiffs' claims in the consolidated case. If these Defendants are successful in defeating the plaintiff's claims, Management and the Company's environmental counsel believe the plaintiffs would not pursue the Company and the other defendants. In the event the Defendants settle and/or lose at trial, then it is likely the plaintiffs would seek similar settlements or prosecute their case against the Company and the other defendants. A trial date has not been set.

         The Company is currently preparing a technical presentation representing that the Company never used hexavalent chromium, an air-bourne particle named in the complaint, and demonstrating that the groundwater under the Company's property never impacted the Burbank drinking water wells as the Company's property is downstream from the named Burbank locations. The defense costs in this matter are being shared among four insurance carriers under a reservation of rights.

         Compliance with Existing Regulations

         Although Management anticipates increases in the Company's cost of ongoing compliance with existing environmental regulations due to inflation, Management believes that the cost of compliance will not have a material adverse effect on the Company's financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

                                     PART II


ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER  MATTERS

         The Company's Class A Common Stock is quoted on the Nasdaq Stock Market under the symbol "HSKL". Prior to November 1, 1994, there was no public trading market for the Company's Common Stock. The following table sets forth the high and low sales prices for the Company's Class A Common Stock as reported by the Nasdaq Stock Market:

                  Fiscal 1997                             High                          Low
                  -------------                          -------                      -------
                  First Quarter                          $ 8 7/8                      $ 6 3/4
                  Second Quarter                         $ 8 5/8                      $ 7 1/2
                  Third Quarter                          $ 9 3/4                      $ 7 1/2
                  Fourth Quarter                         $ 10 1/2                     $ 8 7/8

                  Fiscal 1998
                  --------------
                  First Quarter                          $ 14 1/4                     $ 9 1/2
                  Second Quarter                         $ 16 1/2                     $ 11 3/8
                  Third Quarter                          $ 12 1/4                     $ 9 13/16
                  Fourth Quarter                         $ 12 1/4                     $ 9 3/4


         On August 14, 1998, the closing price of the Company's Class A Common Stock on the Nasdaq Stock Market was $ 8.75.

         On August 14, 1998, there were approximately 334 holders of record of the Company's Class A Common Stock.

         There is no established trading market for shares of the Company's Class B Common Stock. As of August 14, 1998, all of the Company's Class B Common Stock was held by eight irrevocable trusts. Altogether, there are three beneficiaries of these trusts and each trust has only one beneficiary. All eight trusts have the same co-trustees.

         The Company paid cash dividends in the amount of $.28 per share in fiscal years 1996, 1997 and 1998, on shares of its Class A and Class B Common Stock. The Company currently expects that comparable cash dividends will continue to be paid in fiscal year 1999.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data of the Company as of and for each of the five fiscal years ended May 30, 1998 and is derived from the Consolidated Financial Statements of the Company. The consolidated financial statements as of May 31, 1997 and May 30, 1998, and for each of the years in the three-year period ended May 30, 1998, and the auditor's report thereon, are included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Report.

                                                                             Year Ended
                                   ---------------------------------------------------------------------------------------------
                                   May 31, 1994         May 31, 1995        May 31, 1996        May 31, 1997        May 30, 1998
                                   ------------         ------------        ------------        ------------        ------------
 OPERATING PERFORMANCE:

 Revenues                          $ 37,457,000         $ 38,883,000        $ 42,169,000        $ 51,400,000        $ 53,710,000

 Income (loss) from
   Continuing Operations
   Before Taxes (1), (2)                (36,000)           2,700,000           4,566,000           7,775,000           7,477,000

 Net Income from Continuing
   Operations (1), (2)                       --            1,551,000           2,647,000           4,734,000           4,682,000

 Cash Flow from Continuing
   Operations                           367,000            3,178,000           1,055,000           4,725,000           5,776,000

 FINANCIAL POSITION:

 Cash & Cash Equivalents           $  7,120,000         $  8,806,000        $  8,239,000        $  8,490,000        $  9,710,000

 Working Capital                     17,172,000           20,969,000          21,891,000          24,095,000          25,460,000

 Total Assets                        44,411,000           44,295,000          45,360,000          41,232,000          46,292,000

 Long-term Debt                      10,187,000            3,514,000           3,366,000           2,379,000           1,426,000

 Shareholders' Equity                24,384,000           31,007,000          32,220,000          28,667,000          31,881,000

 PER SHARE DATA (DILUTED):

 Net Income from Continuing
   Operations (1), (2)             $         --         $       0.35        $       0.56        $       0.98        $       0.93

 Cash Dividends
                                           0.36                 0.28                0.28                0.28                0.28

 Book Value
                                           6.33                 6.56                6.81                5.99                6.64

 Average shares outstanding           3,929,349            4,500,783           4,738,266           4,839,739           5,050,717


(1) Financial results in 1994 include restructuring expenses of $620,000 and environmental reserve expenses of $1,039,000 resulting in a reduction in net earnings of $995,000, or $.25 per share after tax.
(2) Financial results in 1998 include a $676,000 legal settlement with the Company's insurance carriers regarding past environmental matters which resulted in an increase in net income of $400,000, or $.08 per share after tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes.


OVERVIEW

         The consolidated financial statements include the results of the Company and all of its operating divisions and subsidiaries. See discussion of discontinued operations below.

         The Company's corporate offices are located in Burbank, California. The Company consists of the Industrial Technologies Division ("ITD"), also located in Burbank, California, and the Company's wholly owned subsidiaries, Haskel Energy Systems, Ltd. ("HESL"), located in Sunderland, England and its divisions and subsidiaries, Haskel-Hogan Systems and Service ("Haskel-Hogan"), located in Houston, Texas, Haskel Asia Pte. Ltd., located in Singapore, and Haskel Australasia Pty. Ltd., located in Brisbane, Australia. The ITD is the U.S. manufacturer of Haskel(R) Specialty Products, Haskel(R) Systems, high-pressure valves, metal seals, regulators and accessories to complement these products. HESL is the Company's European manufacturing and distribution center with offices located in Sunderland and Manchester, England; Aberdeen, Scotland; Lille, France; Wesel, Germany; Zoetermeer, the Netherlands; and San Sebastian, Spain. Haskel Asia, Pte. Ltd. is the Company's Asian manufacturing and distribution operations with offices located in Singapore and Hong Kong. Haskel Australasia, Pty. Ltd. is the Company's Australian manufacturing and distribution operations with offices located in Brisbane, Australia. HESL and its divisions and subsidiaries, Haskel Asia and Haskel Australasia primarily distribute the Company's products, design and manufacturer Haskel(R) Systems for specific applications, and distribute complementary products of other third-party manufacturers in Asia, Australia, Europe, India, and the Middle East. HESL Sunderland also manufactures metering valves and products needed for HESL's markets that are not produced in the United States, such as the Jetflow Airmover(R).

DISCONTINUED OPERATIONS


         In January 1997, the Company announced its decision to sell its electronic products distribution business. The financial impact of this was first reflected in the Company's third quarter 1997 financial statements. Accordingly, the electronic products business has been treated as a discontinued segment, and the Company's prior financial results have been restated to exclude the affect of these operations. A loss on disposal of these operations was recorded in fiscal year 1997 and is reflected separately in the Company's financial results. In fiscal year 1998, the Company sold the electronics products business.


         Upon the sale of the electronic products business in September 1997, the Company recognized a gain on sale of $346,000 which is the difference between the expected fair market value of the business, determined in fiscal year 1997, and the final selling price. In fiscal year 1997, the estimated loss on disposal of segment of $7,095,000 included the net amount of the following components: the write-down of the net assets of the Electronic Products Distribution Segment to the expected market value; disposal costs; anticipated operating income of the segment through the expected date of disposal; and an income tax benefit of $2,515,000 from the reversal of related deferred tax liabilities. The Company also recognized a loss from the operations of this discontinued segment of $529,000 and $100,000 for the each of the years ended May 31, 1997 and 1996, respectively.

        RESULTS OF CONTINUING OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items included in the Consolidated Statements of Income:

                                                                               Year Ended
                                                              ---------------------------------------------
                                                              May 31, 1996     May 31, 1997    May 30, 1998
                                                              ------------     ------------    ------------
  Sales ................................................           100.0%           100.0%           100.0%
  Cost of sales ........................................            54.4             54.4             54.4
                                                                --------         --------         --------
  Gross profit .........................................            45.6             45.6             45.6
  Selling expenses .....................................            17.0             15.7             15.1
  General and administrative expenses ..................            16.2             13.2             14.7
  Engineering, design, research and development expenses             2.1              2.1              2.4
                                                                --------         --------         --------
  Total operating costs ................................            35.3             31.0             32.2
                                                                --------         --------         --------
  Operating Income .....................................            10.3             14.6             13.4
  Other income .........................................             0.6              0.5              0.5
                                                                --------         --------         --------
  Income from continuing operations before income taxes             10.9             15.1             13.9
  Provision for income taxes ...........................             4.6              5.9              5.2
                                                                --------         --------         --------
  Income from continuing operations ....................             6.3%             9.2%             8.7%
                                                                ========         ========         ========


COMPARISON OF FISCAL YEARS 1996, 1997 AND 1998

         Sales increased by $2,310,000, or 4.5%, between 1997 and 1998 and increased by $9,231,000, or 21.9%, from 1996 to 1997. In the beginning of 1998, the Company eliminated the distribution of third-party products in the Western United States, which represented sales of $678,000, $4,326,000, and $4,649,000 in 1998, 1997, and 1996, respectively. Distribution of these lower margin, non-proprietary products was eliminated in order to better concentrate sales and marketing efforts in this region on the Company's core business products and systems. In November 1997, the Company completed a strategic acquisition of a company in the business of systems integration, which contributed $4,767,000 in net sales in 1998. In 1997, the Company recorded revenues of $1,200,000 from a single order to the automotive safety products sector which was not repeated in 1998. Excluding the third-party products, the results from the acquisition, and the automotive order, the Company's core business increased $2,391,000, or 5.2%, from 1997 to 1998, and $8,354,000, or 22.3%, from 1996 to 1997. The slower rate of growth in 1998 as compared to 1997 was in part the result of the weakened foreign currencies throughout most of Europe and a slowdown in the Asian economies. The slowdown experienced within the overseas markets was partially mitigated by increased core product sales domestically, principally as a result of the Company's focus within the western region. The slowdown in the Asian economies continues to affect the Company's order levels, and this trend is anticipated to continue over the next few quarters. The Company estimates that approximately 15% of its products are sold, either directly or indirectly, into Asian countries. In 1997, approximately $3,513,000 of the sales increase over 1996 was due to newly opened and acquired operations with the remaining increase resulting from expanded sales and marketing efforts and strong economic conditions worldwide during 1997.

         Cost of sales increased $1,264,000, or 4.5%, from 1997 to 1998 and $4,982,000, or 21.7%, from 1996 to 1997. The change in cost of sales from 1996 to 1998 was principally associated with increased sales volumes. Gross margin as a percent of sales remained constant at 45.6% for all three years. With the elimination of lower-margin third party products sales in the beginning of 1998, the Company experienced higher overall gross margins; however, this was offset by a lower-margin, long-term contract acquired as part of the purchase of the Palpro business. The gross margin on the Company's core products remained relatively consistent from year to year.

         General and administrative expenses in 1997 include a credit of approximately $676,000 from a settlement paid by the Company's insurance carriers for the recovery of prior year's environmental legal expenses. Selling, general and administrative, and engineering, ("Operating") expenses, before this insurance reimbursement in 1997, grew by $713,000, or 4.3%, from 1997 to 1998, and by $1,703,000, or 11.4%, from 1996 to 1997. Approximately $1,110,000 and
$1,121,000 of the operating expenses for 1998 and 1997, respectively, represented activities of new businesses acquired and started. The offsetting decrease in operating expenses in 1998 compared to 1997 principally represents costs which were eliminated with the discontinuance of the third-party distribution business in the United States. The remaining increase in expenses from 1996 to 1997 represents initial costs associated with the Company's efforts to expand market share worldwide and support the Company's growth.

         The Company's effective tax rate was 37% in 1998 and 39% in 1997 as compared to 42% in 1996. The higher effective tax rate in 1996 was due primarily to additional income taxes associated with dividends from foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations and met its capital requirements primarily through cash generated from operations.

                                                                                Year Ended
                                                          ------------------------------------------------------
                                                          May 31, 1996         May 31, 1997         May 30, 1998
                                                          ------------         ------------         ------------
Cash and cash equivalents ........................        $  8,239,000         $  8,490,000         $  9,710,000
                                                          ============         ============         ============
Net cash provided by continuing operations .......        $  1,055,000         $  4,725,000         $  5,776,000
                                                          ============         ============         ============
Net cash provided by (used in) discontinued
  operations .....................................        $  1,495,000         $   (250,000)        $   (348,000)
                                                          ============         ============         ============
Net cash used in investing activities ............        $ (1,341,000)        $ (2,489,000)        $ (1,959,000)
                                                          ============         ============         ============
Net cash used in financing activities ............        $ (1,726,000)        $ (1,896,000)        $ (2,003,000)
                                                          ============         ============         ============

WORKING CAPITAL AND LIQUIDITY

         The Company had working capital at May 30, 1998 of $25,460,000 as compared to $24,095,000 at May 31, 1997.

         Net cash provided by continuing operations was $1,055,000, $4,725,000, and $5,776,000 in 1996, 1997 and 1998, respectively. The increase in cash provided by continuing operations in 1998 from 1997 was principally the result of lower working capital requirements in relation to the level of operations. The increase in cash provided by continuing operations in 1997 versus 1996 was principally the result of an increase of $2,087,000 in income and a significant reduction in the level of inventory. Depreciation and amortization was $925,000, $1,282,000, and $1,290,000 in 1996, 1997 and 1998, respectively.

         Net cash used for investing activities was $1,341,000, $2,489,000, and $1,959,000 in fiscal years 1996, 1997 and 1998, respectively. Capital expenditures of $1,272,000, $1,236,000, and $1,430,000 represent the primary use of cash for investing activities in fiscal year 1996, 1997, and 1998, respectively. Additionally, the Company used $159,000, $1,348,000, and $834,000 in fiscal year 1996, 1997, and 1998, respectively, for new business acquisitions.

         Net cash used in financing activities in 1996, 1997, and 1998 was $1,726,000, $1,896,000, and $2,003,000, respectively, and consisted mainly of principal payments on long-term debt as well as the payment of dividends. In 1997 and 1998, the Company raised $419,000 and $318,000, respectively, from the issuance of common stock as a result of exercised stock options.

         The effect of the exchange rates on cash and cash equivalents resulted in a decrease in cash and cash equivalents of $50,000 in 1996, an increase of $161,000 in 1997 and a decrease of $246,000 in 1998.

         The Company maintains substantial cash balances in Europe consisting of accumulated earnings from its foreign subsidiaries. The Company retains approximately one-half of these funds in U.S. dollars to hedge against exchange risks, and intends to use these funds primarily for acquisitions and expansion of operations.

         See "Consolidated Statements of Cash Flows" for supplemental disclosures of cash flow information related to the Company's acquisitions.

         At May 30, 1998, the Company's principal source of liquidity was $9,710,000 in cash and cash equivalents. The Company believes that these funds plus funds generated by operations, and the available borrowing capacity under its bank credit line, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.


CREDIT FACILITIES

         The Company maintains a term-loan with its bank, which as of May 30, 1998, had a balance outstanding of $1,174,000 and bears interest at the LIBOR rate plus 1.5% (7.43% at May 30, 1998). Additionally, the Company has obtained, from the same bank, a $5 million revolving line of credit available at an interest rate equal to the LIBOR rate plus 1.25% (7.18% at May 30, 1998). There were no outstanding balances under the line of credit as of May 31, 1997 or May 30, 1998.

         The Company also has secured a $10 million line of credit available with the same bank at an interest rate equal to the LIBOR rate plus 1.5% (7.43% at May 30, 1998) for the purpose of acquiring new businesses or major capital and expansion programs. The Company may make minimum draws of $250,000 against this line, and any balances outstanding at the end of December each year are converted into a five-year term loan, payable in 48 equal installments beginning one year from the date of conversion to a term loan. The resulting term loans bear interest at the same rate as the acquisition line. There were no borrowings against this acquisition line and no term loans associated with this line outstanding as of May 31, 1997 or May 30, 1998.

         All amounts advanced under the loan agreement, as amended, (the "Loan Agreement") are secured by 50 percent of the outstanding shares of HESL. The Loan Agreement requires, among other things, that the Company maintain working capital of not less than $15,000,000; tangible net worth of not less than $25,000,000; debt no greater than 1.25 times tangible net worth; and earnings before income taxes, depreciation and amortization and non-cash expenses equal to or greater than 1.25 times required debt service, dividends and capital expenditures. In addition, the covenants restrict the Company's ability to incur indebtedness, pay dividends in the event of default, consummate certain mergers and make capital expenditures in excess of $5,000,000. As of May 30, 1998, the Company was in compliance with all of the covenants of the loan agreement.


YEAR 2000 COMPLIANCE

         The Year 2000 compliance issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could potentially result in a system failure or miscalculations.

         The Company is in the process of conducting a comprehensive review of its principal computer and other operating systems and those of its principal suppliers to identify the systems that could be materially affected by the Year 2000 issue. The Company will be making appropriate modifications and conducting compliance tests. These reviews and tests are expected to be completed by the end of March 1999. The Company estimates that costs associated with the principal resolution of this issue will be approximately $500,000. The Company believes that with modifications to, or replacement of, existing systems, the Year 2000 issue will not pose significant operating problems for the Company's operating systems as modified and corrected.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits. The Company has not yet determined the impact of adopting these statements.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not engage in hedging or other derivative activities and does not believe the adoption of this pronouncement will have an impact on the financial statements.


SAFE HARBOR STATEMENT

         The provisions of the Private Securities Litigation Reform Act of 1995 ("Act"), became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

         The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risk and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified by the use of forward-looking terminology such as "beliefs", "expects", "may", "will", "should", "plans", or "anticipates" or variations thereon are comparable terminology or by a discussion of strategy. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Index to Consolidated Financial Statements of Haskel International, Inc. and Subsidiaries included herein and listed on the Index to Consolidated Financial Statements set forth below.

                   Index to Consolidated Financial Statements

                                                                                                      Page
                                                                                                      ----
Independent Auditors' Reports..................................................................       F-1

Consolidated Balance Sheets
at May 31, 1997 and May 30, 1998  .............................................................       F-3

Consolidated Statements of Operations
for the years ended May 31, 1996 and 1997, and May 30, 1998....................................       F-5

Consolidated Statements of Shareholders' Equity
for the years ended May 31, 1996 and 1997, and May 30, 1998....................................       F-6

Consolidated Statements of Cash Flows
for the years ended May 31, 1996 and 1997, and May 30, 1998....................................       F-7

Notes to Consolidated Financial Statements.....................................................       F-9


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         NONE



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding executive officers of the Company is included in
Part I. For the other information called for by Items 10, 11, 12 and 13, reference is made to the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after May 30, 1998, and which is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K):

 Exhibit
 Number           Exhibit Description
 ------           -------------------
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

 10.3             1995 Incentive Stock Option Plan and form of Stock Option
                  Agreement. (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for fiscal year ended May
                  31, 1996)

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

 Exhibit
 Number           Exhibit Description
 ------           -------------------
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

 Exhibit
 Number           Exhibit Description
 ------           -------------------
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

 10.26            Sixth Amendment dated as of September 15, 1997 to Loan
                  Agreement between the Company and Union Bank. (Incorporated by reference to Exhibit of the Company's Quarterly Report on Form
                  10-Q for the period ended August 29, 1997)

 10.27            Change in Control Agreement dated September 27, 1997 between
                  R. Malcolm Greaves and the Company. (Incorporated by reference to Exhibit 10.27 of the Company's Quarterly Report on Form
                  10-Q for the period ended November 28, 1997)

 10.28            Change in Control Agreement dated September 27, 1997 between
                  Lonnie D. Schnell and the Company. (Incorporated by reference to Exhibit 10.28 of the Company's Quarterly Report on Form
                  10-Q for the period ended November 28, 1997)

 10.29            Change in Control Agreement dated September 27, 1997 between
                  Henry Mason and the Company. (Incorporated by reference to Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q for the period ended November 28, 1997)

 10.30 Amended and Restated Loan Agreement dated February 13, 1998 between the Company and Union Bank of California, N.A..
                  (Incorporated by reference to Exhibit 10.30 of the Company's
                  Quarterly Report on Form 10-Q for the period ended February
                  28, 1998)

 Exhibit
 Number           Exhibit Description
 ------           -------------------
 21               Schedule of Subsidiaries.

 23.1             Consent of Deloitte & Touche LLP.

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


        Date:  August 21, 1998                    HASKEL INTERNATIONAL, INC.



                                                  By /s/ Lonnie D. Schnell
                                                     ---------------------------
                                                     Lonnie D. Schnell
                                                     Chief Financial Officer

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

Signature                                                     Title                              Date
---------                                                     -----                              ----
                                                     Chairman of the Board
/s/ Edward Malkowicz                                 and Director                       August 21, 1998
------------------------------------
Edward Malkowicz

                                                     Chief Executive Officer
/s/ R. Malcolm Greaves                               and Director                       August 21, 1998
------------------------------------
R. Malcolm Greaves


/s/ Stanley T. Myers                                 Director                           August 21, 1998
------------------------------------
Stanley T. Myers


/s/ Terrence A. Noonan                               Director                           August 21, 1998
------------------------------------
Terrence A. Noonan


/s/ John T. Vinke                                    Director                           August  21, 1998
------------------------------------
John T. Vinke


H. Carr Wells                                        Director                           August 21, 1998
------------------------------------
H. Carr Wells


/s/ W. Bradley Zehner II, Ph.D.                      Director                           August 21, 1998
------------------------------------
W. Bradley Zehner II, Ph.D.

                           HASKEL INTERNATIONAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Independent Auditors' Reports................................................................              F-1

Consolidated Balance Sheets
   at May 31, 1997 and May 30, 1998..........................................................              F-3

Consolidated Statements of Operations
   for the years ended May 31, 1996 and 1997, and May 30, 1998...............................              F-5

Consolidated Statements of Shareholders' Equity
   for the years ended May 31, 1996 and 1997, and May 30, 1998...............................              F-6

Consolidated Statements of Cash Flows
   for the years ended May 31, 1996 and 1997, and May 30, 1998...............................              F-7

Notes to Consolidated Financial Statements...................................................              F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Haskel International, Inc.:

We have audited the accompanying consolidated balance sheets of Haskel International, Inc. ("the Company") and its subsidiaries as of May 31, 1997 and May 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits. We did not audit the financial statements of Haskel Energy Systems, Ltd. ("HESL") (a consolidated subsidiary), which statements reflect total assets constituting 43% and 40% of consolidated total assets at May 31, 1997 and May 30, 1998 and total sales constituting 42% for fiscal year 1996 and 45% for fiscal years 1997 and 1998 of consolidated total sales. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HESL, is based solely upon the report of such other auditors.

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

In our opinion, based upon our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Haskel International, Inc. and its subsidiaries at May 31, 1997 and May 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE & TOUCHE LLP
Costa Mesa, California
July  17, 1998

                 INDEPENDENT AUDITORS' REPORT TO THE MEMBERS OF
                          HASKEL ENERGY SYSTEMS LIMITED



We have audited the consolidated balance sheets of Haskel Energy Systems Limited and its subsidiaries as of May 31, 1997 and May 30, 1998, and the related consolidated statements of income, of shareholders' equity, and of cash flows for each of the three years in the period ended May 30, 1998 (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Haskel Energy Systems Limited and its subsidiaries as of May 31, 1997 and May 30, 1998, and the results of its operations and its cash flows for each of the three years in the period ended May 30, 1998 in conformity with generally accepted accounting principles.




PRICE WATERHOUSE
Chartered Accountants
and Registered Auditors

Newcastle
United Kingdom
July 17, 1998

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                        May 31,            May 30,
                                                         1997               1998
                                                      -----------        -----------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                        $ 8,490,000        $ 9,710,000
     Accounts receivable, net                          11,751,000         15,333,000
     Inventories                                       10,335,000         10,450,000
     Prepaid expenses and other current assets            942,000            630,000
     Deferred income taxes                              1,419,000          1,004,000
                                                      -----------        -----------

          TOTAL CURRENT ASSETS                         32,937,000         37,127,000

PROPERTY, PLANT & EQUIPMENT, Net                        5,376,000          5,315,000

GOODWILL, Net                                             698,000          1,474,000

DEFERRED INCOME TAXES                                   2,156,000          2,167,000

OTHER ASSETS                                               65,000            209,000
                                                      -----------        -----------

                   TOTAL                              $41,232,000        $46,292,000
                                                      ===========        ===========



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                  May 31,             May 30,
                                                                   1997                1998
                                                               ------------        ------------
                              LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                         $    978,000        $    960,000
     Accounts payable                                             4,070,000           7,007,000
     Dividends payable                                              335,000             331,000
     Accrued liabilities                                          3,249,000           2,785,000
     Income taxes payable                                           210,000             584,000
                                                               ------------        ------------

              TOTAL CURRENT LIABILITIES                           8,842,000          11,667,000

LONG-TERM DEBT                                                    1,401,000             466,000

OTHER ACCRUED LIABILITIES                                         2,322,000           2,278,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares
        authorized; 4,748,230 and 4,759,205 issued
        and outstanding at May 31, 1997 and
        May 30, 1998, respectively                               13,855,000          13,922,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 31, 1997 and May 30, 1998                                19,000              19,000
     Retained Earnings                                           14,733,000          18,144,000
     Cumulative foreign currency translation adjustment              60,000            (204,000)
                                                               ------------        ------------

             TOTAL SHAREHOLDERS' EQUITY                          28,667,000          31,881,000
                                                               ------------        ------------

                        TOTAL                                  $ 41,232,000        $ 46,292,000
                                                               ============        ============



See notes to consolidated financial statements.

                             HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Fiscal Year Ended
                                                           ------------------------------------------------------
                                                              May 31,              May 31,              May 30,
                                                               1996                 1997                 1998
                                                           ------------         ------------         ------------
SALES                                                      $ 42,169,000         $ 51,400,000         $ 53,710,000

COST OF SALES                                                22,956,000           27,938,000           29,202,000
                                                           ------------         ------------         ------------
GROSS PROFIT                                                 19,213,000           23,462,000           24,508,000
                                                           ------------         ------------         ------------

EXPENSES:
   Selling                                                    7,162,000            8,081,000            8,134,000

   General and administrative                                 6,845,000            6,779,000            7,900,000

   Engineering, design, research and development                905,000            1,079,000            1,294,000
                                                           ------------         ------------         ------------
           Total                                             14,912,000           15,939,000           17,328,000
                                                           ------------         ------------         ------------

OPERATING INCOME                                              4,301,000            7,523,000            7,180,000

OTHER INCOME (EXPENSE):
   Interest Income                                              356,000              358,000              385,000
   Interest Expense                                            (104,000)            (118,000)            (143,000)
   Other                                                         13,000               12,000               55,000
                                                           ------------         ------------         ------------
                                                                265,000              252,000              297,000
                                                           ------------         ------------         ------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                          4,566,000            7,775,000            7,477,000

PROVISION FOR INCOME TAXES                                    1,919,000            3,041,000            2,795,000
                                                           ------------         ------------         ------------
INCOME FROM CONTINUING OPERATIONS                             2,647,000            4,734,000            4,682,000
                                                           ------------         ------------         ------------

DISCONTINUED OPERATIONS:
   Loss from operations, net of taxes                          (100,000)            (529,000)
   Gain/(loss) on disposal of segment, net of taxes                               (7,095,000)             346,000
                                                           ------------         ------------         ------------
NET INCOME (LOSS)                                          $  2,547,000         $ (2,890,000)        $  5,028,000
                                                           ============         ============         ============



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Fiscal Year Ended
                                                 ------------------------------------------------------
                                                    May 31,              May 31,             May 30,
                                                     1996                 1997                 1998
                                                 ------------         ------------         ------------
Shares outstanding

Common stock, Class A shares
Balance, beginning of year                          4,688,230            4,688,230            4,748,230
Issuance of common stock                                                    60,000               45,975
Repurchase and retirement of common stock                                                       (35,000)
                                                 ------------         ------------         ------------
    Balance, end of year                            4,688,230            4,748,230            4,759,205
                                                 ============         ============         ============

Common stock, Class B shares
    Balance, end of year                               40,000               40,000               40,000
                                                 ============         ============         ============

Common stock, Class A
Balance, beginning of year                       $ 13,436,000         $ 13,436,000         $ 13,855,000
Issuance of common stock                                                   419,000              318,000
Repurchase and retirement of common stock                                                      (251,000)
                                                 ------------         ------------         ------------
    Balance, end of year                         $ 13,436,000         $ 13,855,000         $ 13,922,000
                                                 ============         ============         ============

Common stock, Class B
    Balance, end of year                         $     19,000         $     19,000         $     19,000
                                                 ============         ============         ============

Retained earnings

Balance, beginning of year                       $ 17,729,000         $ 18,951,000         $ 14,733,000
Net income (loss)                                   2,547,000           (2,890,000)           5,028,000
Repurchase and retirement of common stock                                                      (283,000)
Cash dividends, Class A and B shares               (1,325,000)          (1,328,000)          (1,334,000)
                                                 ------------         ------------         ------------
    Balance, end of year                         $ 18,951,000         $ 14,733,000         $ 18,144,000
                                                 ============         ============         ============

Cumulative translation adjustment
    Balance, end of year                         $   (186,000)        $     60,000         $   (204,000)
                                                 ------------         ------------         ------------

Total shareholders' equity                       $ 32,220,000         $ 28,667,000         $ 31,881,000
                                                 ============         ============         ============



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Fiscal Year Ended
                                                                      ---------------------------------------------------
                                                                        May 31,             May 31,             May 30,
                                                                         1996                1997                1998
                                                                      -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                   $ 2,647,000         $ 4,734,000         $ 4,682,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          925,000           1,282,000           1,290,000
   (Gain) Loss on sale of property                                        (33,000)             62,000               9,000
   Deferred income taxes                                                  (35,000)             13,000             404,000
   Effect of exchange rate changes                                         41,000              84,000             (18,000)
   Changes in operating assets and liabilities
     (net of acquisitions):
       Accounts receivable, net                                        (1,441,000)         (2,690,000)         (2,996,000)
       Inventories                                                     (1,450,000)            703,000             436,000
       Prepaid expenses and other current assets                          (74,000)           (596,000)            424,000
       Accounts payable and accrued liabilities                           686,000           1,010,000           1,171,000
       Income taxes payable                                              (211,000)            123,000             374,000
                                                                      -----------         -----------         -----------
        Net cash provided by continuing operations                      1,055,000           4,725,000           5,776,000
                                                                      -----------         -----------         -----------
        Net cash provided by (used in) discontinued operations          1,495,000            (250,000)           (348,000)
                                                                      -----------         -----------         -----------
        Net cash provided by operating activities                       2,550,000           4,475,000           5,428,000
                                                                      -----------         -----------         -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                                                (1,272,000)         (1,236,000)         (1,430,000)
   Proceeds from sale of property                                          90,000              95,000             305,000
   Purchase of subsidiary (net of cash acquired)                         (159,000)         (1,348,000)           (834,000)
                                                                      -----------         -----------         -----------
        Net cash used in investing activities                          (1,341,000)         (2,489,000)         (1,959,000)
                                                                      -----------         -----------         -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Principal payments on long-term debt                                  (401,000)           (987,000)           (987,000)
   Proceeds from issuance of common stock                                                     419,000             318,000
   Dividends declared                                                  (1,325,000)         (1,328,000)         (1,334,000)
                                                                      -----------         -----------         -----------
        Net cash used in financing activities                          (1,726,000)         (1,896,000)         (2,003,000)
                                                                      -----------         -----------         -----------

EFFECT OF EXCHANGE RATE ON
  CASH AND CASH EQUIVALENTS                                               (50,000)            161,000            (246,000)
                                                                      -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            (567,000)            251,000           1,220,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   8,806,000           8,239,000           8,490,000
                                                                      -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 8,239,000         $ 8,490,000         $ 9,710,000
                                                                      ===========         ===========         ===========



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                        Fiscal Year Ended
                                                         ----------------------------------------------
                                                           May 31,           May 31,           May 30,
                                                            1996              1997              1998
                                                         ----------        ----------        ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
       Cash paid during the year for:
       Interest
             Continuing operations                       $   75,000        $  121,000        $  139,000
                                                         ==========        ==========        ==========
             Discontinued operations                     $  181,000        $  111,000
                                                         ==========        ==========        ==========

       Income taxes                                      $2,128,000        $2,557,000        $1,990,000
                                                         ==========        ==========        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

       On November 30, 1995, HESL acquired certain assets of Armaturenbau GmbH for $412,000 ($159,000 in cash and a note payable of $253,000).

       Liabilities assumed in conjunction with acquisitions of businesses:

                                                        May 31,             May 30,
                                                         1997                1998
         Acquisitions (Note 2):
                 Fair value of assets acquired        $ 1,243,000         $ 2,377,000
                 Cash paid                               (880,000)           (834,000)
                                                      -----------         -----------
                 Liabilities assumed                  $   363,000         $ 1,543,000
                                                      ===========         ===========

On September 11, 1997, the Company sold its electronic products business in exchange for 35,000 shares of the Company's Class A common stock (valued at $534,000) and a note receivable in the amount of $159,000.



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of Haskel International, Inc. (the "Company"), its wholly owned operating domestic subsidiaries and its operating foreign subsidiaries: Haskel Energy Systems, Ltd. ("HESL") and its operating subsidiaries; Haskel Asia Pte. Ltd.; and Haskel Australasia Pty. Ltd. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

         The Company considers all short-term investments with original maturities of 90 days or less to be cash equivalents.

Inventories

         Inventories are stated at the lower of cost or market. The cost of the Company's principal domestic inventories is determined by the last-in, first-out
(LIFO) method and represents approximately 55% and 48% of consolidated inventories at May 31, 1997 and May 30, 1998, respectively. All other inventories are valued using the first-in, first-out (FIFO) method. If domestic inventories had been valued on the FIFO method, they would have been greater by $1,944,000 and $1,799,000 at May 31, 1997 and May 30, 1998, respectively.

Property, Plant and Equipment

         Property, plant and equipment is stated at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from 3 to 30 years, principally using the straight-line method. Provision for amortization of leasehold improvements is based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

Income Taxes

         Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax assets and liabilities are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

Fair Value of Financial Instruments

         The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short maturities of such instruments. The carrying values of notes payable approximate fair value since the majority of the notes carry variable interest rates that approximate market rates.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

         Revenue is recognized upon shipment of product or completion of identified contract milestones. Revenue on certain long-term contracts is recognized under the percentage of completion method. Accounts receivable are not pledge as collateral and contain no significant concentrations of credit risk.

         At May 30, 1998, the Company had approximately $3,700,000 of unbilled receivables, principally secured by an irrevocable letter of credit, included within trade receivables.

Research and Development

         Research and development costs are expensed as incurred.

Earnings Per Share

         During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and common equivalent shares for each period presented. Common equivalent shares include stock options, assuming conversion under the treasury stock method, using the average market price during the period. The Company has adopted the provisions of SFAS No. 128 during fiscal year 1998. All previously reported earnings per share amounts have been restated based upon the provisions of the new standard (see Note 12).

Foreign Currency

         Foreign assets and liabilities are translated to their United States dollar equivalents based on rates of exchange prevailing at the end of each respective period. The statement of operations is translated using the average rate for the year. Gains and losses resulting from foreign currency transactions (which have not been significant) are included in the consolidated statements of operations. Gains and losses resulting from translation of foreign financial statements are included as a separate component of shareholders' equity.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The Company also reviews the carrying value of all goodwill on a quarterly basis, and if future undiscounted cash flows are believed insufficient to recover the remaining carrying value of the goodwill, the carrying value is written down to fair market value in the period the impairment is identified.

Stock Options

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

         Pursuant to the accounting standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of employee stock-based transactions (see Note 9).

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

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Periods

         Effective June 1, 1997, the Company changed its accounting period for financial statement purposes from a calendar month-end fiscal year to a 52/53-week fiscal year. Beginning with fiscal year 1998, the Company's fiscal year ends on the Saturday closest to May 31. Interim fiscal quarters end on the Saturday closest to the calendar end of August, November and February of each year. This change does not have a significant impact on the consolidated financial results or financial position of the Company.

Segment Reporting

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which becomes effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public businesses report information about operating segments and requires businesses to report selected information about operating segments in interim financial reports. The Company has elected early adoption of this standard and has restated its segment reporting in prior years to reflect the Company's existing business segments as of May 30, 1998 (see Note 16.)


2.          MERGERS AND ACQUISITIONS

         During fiscal years 1996, 1997 and 1998, the Company completed several acquisitions recorded using the purchase accounting method. The acquisitions were principally purchased for cash plus the assumption of liabilities, and the issuance of notes payable. The proforma effects of the acquisitions are not significant to the financial statements. The following represent the more significant acquisitions during these three years.

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

         On November 27, 1997, HESL acquired all of the outstanding stock of Palpro Limited for $13,000, plus liabilities. In connection with the acquisition, the Company recorded goodwill of approximately $280,000, which is being amortized over 15 years.

         On March 24, 1998, the Company acquired certain assets of two Australian companies, M.D.C., Pty. Ltd. and Hydraulics and Air, Pty. Ltd, for approximately $821,000 in cash and $70,000 in acquisition costs. In connection with the acquisition, the Company recorded goodwill of approximately $642,000, which is being amortized over 15 years.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.       COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   May 31,             May 30,
                                                                    1997                 1998
                                                                ------------         ------------
Cash and cash equivalents:
  Cash in banks ........................................        $  3,077,000         $  3,596,000
  Time deposits ........................................           5,413,000            6,114,000
                                                                ------------         ------------
                                                                $  8,490,000         $  9,710,000
                                                                ============         ============

Accounts receivable:
  Accounts receivable ..................................        $ 12,294,000         $ 15,731,000
  Less: Allowance for doubtful accounts ................            (543,000)            (398,000)
                                                                ------------         ------------
                                                                $ 11,751,000         $ 15,333,000
                                                                ============         ============

Inventories:
  Raw materials ........................................        $  3,029,000         $  3,154,000
  Work-in-process ......................................           1,697,000            1,128,000
  Finished goods .......................................           5,609,000            6,168,000
                                                                ------------         ------------
                                                                $ 10,335,000         $ 10,450,000
                                                                ============         ============

Property, plant and equipment:
  Land and building ....................................        $  2,870,000         $  2,600,000
  Computer equipment ...................................           2,022,000            2,657,000
  Machinery and equipment ..............................           4,321,000            4,641,000
  Furniture and fixtures ...............................             529,000              682,000
  Leasehold improvements ...............................             962,000            1,033,000
                                                                ------------         ------------
                                                                  10,704,000           11,613,000
  Less: Accumulated depreciation and amortization ......          (5,328,000)          (6,298,000)
                                                                ------------         ------------
                                                                $  5,376,000         $  5,315,000
                                                                ============         ============

Goodwill:
  Goodwill .............................................        $    804,000         $  1,655,000
  Less: Accumulated amortization .......................            (106,000)            (181,000)
                                                                ------------         ------------
                                                                $    698,000         $  1,474,000
                                                                ============         ============

Accrued Liabilities:
  Accrued bonuses ......................................        $    913,000         $    488,000
  Accrued vacation .....................................             518,000              418,000
  Other ................................................           1,818,000            1,879,000
                                                                ------------         ------------
                                                                $  3,249,000         $  2,785,000
                                                                ============         ============

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


4.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                              May 31, 1997        May 30, 1998
                                                                                              ------------        ------------
Note payable to bank, principal payable in 46 equal monthly installments of
  $65,200 through November 1999. The unpaid principal balance accrues interest, to be paid monthly, based upon the LIBOR rate plus 1.5%. Interest rate at May
  30, 1998 was 7.43%. Collateralized by 50% of the Company's stock in HESL ...........        $ 1,957,000         $ 1,174,000


Various installment notes issued in connection with stock repurchases. Principal payable in equal quarterly installments through February 2000. Interest payable at a rate equal to one-year Treasury Notes adjusted quarterly.
  Interest rate at May 30, 1998 was 5.41% ............................................            271,000             162,000


Non-interest bearing note payable issued in connection with acquisition. Payable in three annual installments of $95,000 beginning November 1996. Interest imputed based on an assumed
  interest rate of 8% ................................................................            151,000              90,000
                                                                                              -----------         -----------

                                                                                                2,379,000           1,426,000
Less:  Current portion of long-term debt .............................................           (978,000)           (960,000)
                                                                                              -----------         -----------

Long-term debt .......................................................................        $ 1,401,000         $   466,000
                                                                                              ===========         ===========


         Amounts of scheduled debt repayments by fiscal year are summarized as follows:

Fiscal year ending
   May 29, 1999 ...................................                   $  960,000
   May 27, 2000 ...................................                      466,000
                                                                      ----------
Total .............................................                   $1,426,000
                                                                      ==========

         The Company has a $5 million revolving line of credit available with a bank at an interest rate equal to the LIBOR rate plus 1.25% (7.18% at May 30, 1998). The Company may make minimum draws of $100,000 against this line. There were no outstanding balances under the line of credit as of May 31, 1997 or May 30, 1998.

         The Company has a $10 million acquisition line of credit available with the same bank at an interest rate equal to the LIBOR rate plus 1.5% (7.43% at May 30, 1998). The Company may make minimum draws of $250,000 against this line. Balances outstanding against this line at the end of December each year are converted into a five-year term loan, payable in 48 equal installments beginning one year from the conversion to a term loan. The term loan with the bank bears interest at the same rate as the acquisition line. There were no borrowings against this acquisition line and no term loans associated with this line outstanding as of May 31, 1997 or May 30, 1998.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


4.       LONG-TERM DEBT (CONTINUED)

         All amounts advanced under the loan agreement with the Company's bank (the "Loan Agreement") are collateralized by 50 percent of the outstanding shares of HESL. The above loan agreement with the bank contains certain covenants, including a requirement to maintain working capital of not less than $15,000,000; tangible net worth of not less than $25,000,000; debt no greater than 1.25 times tangible net worth; and earnings before income taxes, depreciation and amortization and non-cash expenses equal to or greater than
1.25 times required debt service, dividends and capital expenditures. In addition, the covenants restrict the Company's ability to incur indebtedness, pay dividends in the event of default, consummate certain mergers and make capital expenditures in excess of $5,000,000. As of May 30, 1998, the Company was in compliance with all of the covenants of the loan agreement.


5.       LEASE COMMITMENTS

         The Company leases office space, plant and warehouse facilities under operating lease agreements expiring at various dates through May 2007. Some of the operating leases contain renewal options and provisions requiring the Company to pay property tax increases in addition to the minimum rental. Additionally, the Company leases automobiles under operating lease agreements expiring at various dates through March 2002.

         Future minimum rental payments under operating leases with an initial term of one year or more are as follows:

Fiscal year ending
  May 29, 1999 .......................................                $  575,000
  May 27, 2000 .......................................                   450,000
  May 26, 2001 .......................................                   312,000
  May 25, 2002 .......................................                   175,000
  May 31, 2003 .......................................                   114,000
                                                                      ----------
Total minimum lease payments .........................                $2,014,000
                                                                      ==========

         Rent expense for all operating leases was $246,000, $222,000 and $360,000 for fiscal years 1996, 1997 and 1998, respectively.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


6.       INCOME TAXES

         The provision for income taxes is summarized as follows:

                                                   Fiscal Year Ended
                                  --------------------------------------------------
                                    May 31,             May 31,            May 30,
                                     1996                1997               1998
                                  -----------         -----------        -----------
Current:
  Federal ................        $ 1,059,000         $ 1,163,000        $   872,000
  State ..................            313,000             500,000            252,000
  Foreign ................            901,000           1,171,000          1,267,000
                                  -----------         -----------        -----------
                                    2,273,000           2,834,000          2,391,000
Deferred:
  Federal ................           (305,000)            140,000            202,000
  State ..................            (49,000)             12,000            194,000
  Foreign ................             55,000               8,000
                                  -----------         -----------        -----------

                                  $ 1,919,000         $ 3,041,000        $ 2,795,000
                                  ===========         ===========        ===========

         At May 30, 1998, applicable United States federal income taxes and foreign withholding taxes have not been provided on approximately $8,600,000 of accumulated earnings of foreign subsidiaries that are expected to be permanently reinvested abroad. Management does not believe it is practical to determine the amount of the unrecognized deferred tax liability for the temporary difference related to investments in foreign subsidiaries that is essentially permanent in duration. Management believes that, if determined, such amount would be immaterial.

         The components of deferred tax assets (liabilities) are as follows:

                                                              May 31,            May 30,
                                                               1997                1998
                                                           -----------         -----------
Deferred tax assets:
  Uniform capitalization rules ....................        $   303,000         $   273,000
  Reserve for obsolescence ........................            489,000             322,000
  Environmental accrual ...........................            363,000             352,000
  Retirement accrual ..............................            524,000             497,000
  Purchased land/building - related party .........          1,624,000           1,558,000
  Other ...........................................            709,000             474,000
                                                           -----------         -----------

Total deferred tax assets .........................          4,012,000           3,476,000
                                                           -----------         -----------

Deferred tax liabilities:
  Other ...........................................           (437,000)           (305,000)
                                                           -----------         -----------

Total deferred tax liabilities ....................           (437,000)           (305,000)
                                                           -----------         -----------

Net deferred tax asset ............................        $ 3,575,000         $ 3,171,000
                                                           ===========         ===========

         Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


6.       INCOME TAXES (CONTINUED)

         The provisions for income taxes differ from the provisions that would have resulted by applying the federal statutory rates to the income from continuing operations before income taxes as follows:

                                                                           Fiscal Year Ended
                                                            -------------------------------------------------
                                                               May 31,            May 31,            May 30,
                                                                1996               1997               1998
                                                            -----------        -----------        -----------
Income tax expense at statutory rate ...............        $ 1,552,000        $ 2,644,000        $ 2,542,000
State income taxes, net of federal
     tax benefit ...................................            174,000            338,000            294,000
Taxes associated with dividends  from
     HESL ..........................................             53,000
Foreign income subject to tax other
     than at federal statutory rate ................            110,000
Other ..............................................             30,000             59,000            (41,000)
                                                            -----------        -----------        -----------
                                                            $ 1,919,000        $ 3,041,000        $ 2,795,000
                                                            ===========        ===========        ===========


7.       PROFIT SHARING PLAN

         The Company has a profit sharing plan that covers substantially all U.S. employees. Contributions to the plan are at the discretion of the Board of Directors. The Company did not make any profit sharing contributions for fiscal years 1996 and 1997.

         Effective June 1, 1997, the Company's Plan adopted a format to meet the requirements of a qualified retirement plan pursuant to the provisions of
Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account in amounts up to 15% of their qualified wages (or a maximum of $9,500 annually). The Company will match 25% of the employee's deferred contribution for contributions representing up to 6 percent of each participating employee's qualified earnings. Employees vest in the Company's matching contribution at 20% per year of qualified service. In fiscal year 1998, the Company's matching contribution was $139,000.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


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

         (b) A Discretionary Benefits Plan provides additional future benefits for United Kingdom directors.

         Pension costs are determined under the provisions of SFAS No. 87, Employers' Accounting for Pensions. Plan assets are held separately from those of HESL and are invested with insurance companies. Certain selected information for the plans is as follows:

                                                                               May 31,             May 30,
                                                                                1997                1998
                                                                            -----------         -----------
Actuarial present value of benefit obligations:
  Vested benefits ..................................................        $ 2,159,000         $ 2,591,000
  Non-vested benefits ..............................................            197,000             377,000
                                                                            -----------         -----------
Accumulated benefit obligation .....................................          2,356,000           2,968,000
Effect of projected salary increases ...............................            294,000             369,000
                                                                            -----------         -----------
Projected benefit obligation .......................................          2,650,000           3,337,000
Net assets available for benefits (market value) ...................          2,369,000           3,021,000
                                                                            -----------         -----------
Projected benefit obligation in excess of plan assets ..............            281,000             316,000
Unrecognized net obligation being recognized over 15 years .........            351,000             186,000
                                                                            -----------         -----------
Accrued (Prepaid) pension cost .....................................        $   (70,000)        $   130,000
                                                                            ===========         ===========

         Net periodic pension cost included the following components:

                                                                                Fiscal Year Ended
                                                                  ---------------------------------------------
                                                                    May 31,           May 31,           May 30,
                                                                     1996              1997              1998
                                                                  ---------         ---------         ---------
Service cost - benefits earned during the period .........        $ 158,000         $ 164,000         $ 198,000
Interest cost on projected benefit obligation ............          184,000           191,000           212,000
Expected return on plan assets ...........................         (150,000)         (276,000)         (507,000)
Amortization of unrecognized net obligation ..............           16,000           136,000           309,000
                                                                  ---------         ---------         ---------
Net periodic pension cost ................................        $ 208,000         $ 215,000         $ 212,000
                                                                  =========         =========         =========


         The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8 percent and 6 percent, respectively, for fiscal years 1996 and 1997, and 6.5 percent and 4 percent, respectively, for fiscal year 1998. The expected long-term rate of return on assets was 8 percent for all fiscal years presented. The discount rate approximates the rate on AA-rated bonds in the United Kingdom.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


9.       STOCK OPTIONS AND WARRANTS

         Under the Company's stock option plans, the Company may issue up to 1,380,000 nonqualified and incentive stock options to officers, directors and other employees to purchase the Company's Class A common stock at a price that is not less than 100 percent of the fair market value at the date of grant. The options granted under the Incentive Stock Option Plan become exercisable at such times and in such installments as are determined by the Stock Option Committee at the time of grant. The options granted under the Nonqualified Option Plans become exercisable in equal installments over five years. The options under both of the above plans expire no later than ten years after the date of grant. The following table summarizes the stock option activity:

                                                                       Range of Option
                                                    Shares             Prices Per Share
                                                --------------         ----------------
Outstanding at June 1, 1995 ............               778,885         $7.00 - $10.00
  Options granted ......................               238,000          $5.38 - $7.25
  Options canceled .....................              (182,320)         $5.38 - $9.50
                                                --------------


Outstanding at May 31, 1996 ............               834,565         $5.38 - $10.00
  Options exercised ....................               (60,000)         $5.38 - $7.18
  Options granted ......................               244,000         $7.50 - $10.00
  Options canceled .....................              (125,000)         $7.00 - $8.03
                                                --------------


Outstanding at May 31, 1997 ............               893,565         $5.38 - $10.00
  Options exercised ....................               (45,975)        $5.38 - $10.00
  Options granted ......................                30,000         $8.03 - $14.00
  Options canceled .....................              (124,450)        $5.38 - $10.00
                                                --------------
Outstanding at May 30, 1998 ............               753,140         $5.38 - $14.00
                                                ==============


         As of May 30, 1998, options for 538,940 shares were exercisable.


                         Options Outstanding at May 30, 1998
-----------------------------------------------------------------------------------------------
                                                      Weighted
                                       Weighted        Average                        Weighted
                                       Average        Remaining       Options          Average
Range of                Options        Exercise       Contractual   Exercisable at     Exercise
Exercise Price        Outstanding        Price           Life       May 30, 1998        Price
---------------       -----------      --------       -----------   --------------    ---------
 $5.38 - $7.18          361,000        $   6.79            4.13         313,800        $   6.91
 $7.25 - $9.46          275,540        $   8.74            5.36         200,140        $   9.09
$10.00 - $14.00         116,600        $  10.63            8.64          25,000        $  10.00

         The weighted average fair value of options granted during fiscal years 1996, 1997 and 1998 were $2.70, $3.91 and $5.23, respectively.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


9.    STOCK OPTIONS AND WARRANTS (CONTINUED)

         In connection with the initial public offering of its common stock, the Company sold Representative's Warrants that entitle the holder to purchase up to 75,000 shares of Class A common stock at a price per share of $15.00. The Warrants are exercisable for a period of four years beginning November 1, 1995. The Warrants contain certain restrictions regarding transferability and registration rights. On November 22, 1994, an option to purchase 25,000 shares of Class A common stock was granted to an unaffiliated person at an option price of $10.00 per share. This option is 100% vested and expires November 22, 1999.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock Option Plans and no compensation cost has been recognized. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income
(loss) and net earnings (loss) per share for the years ended May 31, 1996, 1997 and May 30, 1998 would have been reduced to the pro forma amounts indicated below:

                                                                          Fiscal Year Ended
                                                        --------------------------------------------------------
                                                           May 31,              May 31,               May 30,
                                                            1996                 1997                  1998
                                                        -------------        -------------         -------------
Net income (loss)
    As reported ................................        $   2,547,000        $  (2,890,000)        $   5,028,000
    Pro forma ..................................            2,491,000           (2,990,000)            4,908,000
Net income (loss) per share Basic:
     As reported ...............................        $         .54        $        (.61)        $        1.05
     Pro forma .................................                  .53                 (.63)                 1.03
Net income (loss) per share Diluted:
     As reported ...............................        $         .54        $        (.60)        $        1.00
     Pro forma .................................                  .53                 (.62)                  .97

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to June 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The fair value of options granted under the Company's Stock Option Plans during fiscal years 1996, 1997 and 1998 were estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used: (i) dividend rate of $.28 per share in 1996, 1997 and 1998, (ii) expected volatility of approximately 45% in 1996, 1997 and 1998, (iii) risk-free interest rate of approximately 5.8% in 1996, 6.0% in 1997 and 5.5% in 1998, and (iv) expected lives of approximately five years in 1996, 1997 and 1998. The Company's calculations are based on a single-option valuation approach and forfeitures are recognized as they occur.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


10.      STOCK

         The Company is authorized to issue 2,000,000 shares of preferred stock, no par value. Shares of preferred stock may be issued from time to time in one or more series, and the Board of Directors, without further stockholder approval, is authorized to fix the rights and terms, including dividends and liquidation preferences and any other rights to each such series of preferred stock. At May 31, 1997 and May 30, 1998, no shares of preferred stock were issued or outstanding.

         Shareholders of Class B common stock elect the majority, and shareholders of Class A common stock elect the minority, of the Board of Directors. The holders of Class A common stock and Class B common stock have equal rights on a per share basis (including the right to dividends) and vote as a single class on all matters except the election of directors.


11.      RETIREMENT BENEFITS

         The Company is committed under unfunded consultant and non-compete agreements to make post-retirement payments to employees in return for consulting services from date of retirement to date of death or disability and subsequent retirement payments to each employee's widow. Total payments associated with these retirement agreements were $139,000, $140,000 and $142,000 for fiscal years 1996, 1997 and 1998, respectively. Additionally, the Company has accrued costs of $1,328,000 and $1,303,000 associated with the actuarial present value of the accumulated obligation as of May 31, 1997 and May 30, 1998, respectively. The actuarial assumptions used to determine the obligation include an assumed interest rate of 7%. Such accrual was made because the Company determined that significant consulting service would not be required in the future. The current portion of the liability was $141,000 and $139,000 as of May 31, 1997 and May 30, 1998, respectively, and is included in accrued liabilities. Other accrued liabilities include $1,187,000 and $1,164,000 as of May 31, 1997 and May 30, 1998, respectively.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


12.      EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share.


                                                                             Fiscal Year Ended
                                                         ---------------------------------------------------------
                                                            May 31,               May 31,              May 30,
                                                             1996                  1997                  1998
                                                         -------------         -------------         -------------
BASIC AND DILUTED EARNINGS
   Income from continuing operations                     $   2,647,000         $   4,734,000         $   4,682,000
   Loss from discontinued operations                          (100,000)             (529,000)
   Gain (loss) from disposal of segment                                           (7,095,000)              346,000
                                                         -------------         -------------         -------------
   Net income (loss)                                     $   2,547,000         $  (2,890,000)        $   5,028,000
                                                         =============         =============         =============

COMPUTATION OF BASIC AND DILUTED SHARES
Basic Shares
  Weighted average shares                                    4,728,230             4,732,060             4,781,907

Effect of Dilutive Options                                      10,036               107,679               268,810
                                                         -------------         -------------         -------------

Diluted Shares
  Weighted average shares plus assumed conversion
     of dilutive securities                                  4,738,266             4,839,739             5,050,717
                                                         =============         =============         =============

EARNINGS PER SHARE
Basic EPS
  Income from continuing operations                      $        0.56         $        1.00         $        0.98
  Loss from discontinued operations                              (0.02)                (0.11)
  Gain (loss) from disposal of segment                                                 (1.50)                 0.07
                                                         -------------         -------------         -------------
  Net income (loss)                                      $        0.54         $       (0.61)        $        1.05
                                                         =============         =============         =============

Diluted EPS
  Income from continuing operations                      $        0.56         $        0.98         $        0.93
  Loss from discontinued operations                              (0.02)                (0.11)
  Gain (loss) from disposal of segment                                                 (1.47)                 0.07
                                                         -------------         -------------         -------------
  Net income (loss)                                      $        0.54         $       (0.60)        $        1.00
                                                         =============         =============         =============




13.      RELATED PARTY TRANSACTIONS

         The Company incurred attorneys' fees in the amount of $358,000 and $292,000 in 1996 and 1997, respectively, in connection with services provided by a law firm. A principal with that law firm, served as the Company's general counsel and as a director of the Company until November 1996. In addition, during that time, the firm represented a major shareholder and the Haskel, Inc. Profit Sharing Plan, which is also a principal shareholder of the Company.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


14.      CONTINGENCY

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

         Under applicable law, the Company might be jointly and severally liable with other PRPs for the full cost of cleaning up the Superfund Site, including the cost of the remedial design phase and EPA oversight costs discussed below (the "Remediation Cost"). There is legal authority, however, which holds that when the approximate extent of contamination caused by each PRP can be determined, liability must be allocated among the PRPs in proportion to their relative contribution. Based on this authority, Management and the Company's environmental counsel believe there will be a rational, pro rata allocation of responsibility for the cleanup of the Superfund Site among the participating PRPs. Management and the Company's environmental counsel believe, based upon extensive research conducted on the Company's site, that the Company was, at most, a small contributor to groundwater contamination at the Superfund Site.

         In fiscal year 1994, an independent mediation team engaged by the Group presented a confidential proposed interim allocation schedule (the "Interim Allocation"), which allocated 1.76% responsibility to the Company for the remedial design phase. In May 1994, 23 of the 27 parties (including the Company) signed an Administrative Order on Consent ("AOC"), by which the parties committed to accomplish the Remedial Investigation and Remedial Design phases of the project, as set forth in the AOC. As a result of certain parties having dropped out of the Group, and other parties joining the Group, the Company's Interim Allocation has fluctuated between 1.76% and 2.36%. The Group completed the remedial design phase and fully complied with the AOC, at a cost to the Group of approximately $6 million.

         In 1995, the Group agreed upon a process by which a retroactive reallocation of the Interim Allocation could be accomplished. The process agreed upon by the Group entailed a two-phase procedure: Phase I consisted of an arbitration whereby a panel of scientific arbitrators ascertained what percentage of the contamination in the Superfund Site was caused by sources from Burbank versus sources from Glendale (the Burbank-Glendale split). The arbitrators determined that responsibility for the share found to have emanated from Burbank-based sources would be borne by one PRP who was to bear 58.8% of all past and future costs incidental to the Superfund Site; all other Group members (the Intra-Glendale parties) were to bear 41.2% of such costs. The Burbank-based member of the PRP appealed the Phase I result to the agreed-upon judicial neutral, who eventually affirmed the arbitrator's 58.8% / 41.2% split between Burbank and Glendale, respectively. Subsequently, a civil court upheld the arbitration award. The court's ruling is now under appeal by the Burbank-based party.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


14.      CONTINGENCY (CONTINUED)

         Allocation amongst the Intra-Glendale parties of the percentage share allocated to Glendale was to constitute Phase II of this retroactive reallocation process. Once this two-phase process was complete, the results would constitute the Final Allocation which was to apply retroactively as well as prospectively to all Group members. In addition, discussions have been held among the Intra-Glendale parties regarding a possible settlement, whereby certain PRP members would accept dollar sums from the other PRPs, thereby effectuating a cash-out settlement for the majority of PRPs. The settlement discussions have been based upon a total cost (including the initial AOC work which has already been accomplished) of approximately $48.0 million plus past and future direct and indirect Governmental EPA oversight and administrative costs of approximately $14.0 million. Each of these estimates constitute the total for both the Burbank and Intra-Glendale parties combined, such that the Intra-Glendale parties would only be responsible for 41.2% of the total amount pending the confirmation judgment of the trial court being affirmed.

         In addition to the Remedial Investigation and Remedial Design phase of the project as set forth in the AOC, the EPA issued a Unilateral Administrative Order (UAO), thereby ordering all PRPs to perform the second phase of the AOC, namely the construction phase. Almost all of the work required by the UAO has now been completed. The total amount of money which the Group has spent on implementing the AOC and performing all tasks required under the UAO is $7.7 million; the Company's portion of which has been approximately $113,000, or about 1.4%.

         If the settlement negotiations within the Group fail, and assuming the Final Allocation agreed upon is similar to the Interim Allocation, an assumption the Management and the Company's environmental counsel believe is reasonable, the Company's share of the Remediation Cost should not exceed the Company's reserve amount of $898,000. If the Group cannot agree upon a process by which to arrive at a Final Allocation, the process of allocating shares would likely be by judicial determination. Whether the allocation proceeds by way of group negotiation or judicial determination, Management and the Company's environmental counsel believe that the Company's reserve amount will be adequate.

         To the extent that a member of the Group does not accept the Final Allocation or does not pay its share of the liability for remediation, the remaining members may each, on a pro rata basis, become responsible for that member's allocation. Further data, negotiation or disagreements among the PRPs, insolvencies of or refusals to pay by PRPs or increases in actual costs of remediation could cause the Company's ultimate liability for remediation for the Superfund Site to increase from the amount calculated based upon the Interim Allocation percentage. Consequently, there can be no assurance that remediation of the Superfund Site will not have a materially adverse effect on the results of operations or financial condition of the Company.

         When the Company initially tendered all of the environmental claims relative to the Superfund Site, the Company's insurers refused to pay or to properly defend the Company. The Company brought litigation against its insurers in which the Company sought indemnity relative to the claims by the EPA for the Superfund Site, and to force its carriers to provide a defense for these claims. In March 1995, the Company successfully moved for summary adjudication of the carriers' duties to defend. As a result of this ruling, during fiscal year

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


14.      CONTINGENCY (CONTINUED)

1997, the carriers paid the Company approximately $676,000 for fees incurred prior to May 31, 1996 and has paid the Company's fees incurred after that date at a reasonable rate. Litigation is pending as to whether the Company's insurers must indemnify the Company for the Superfund Site liability.

         The Company established an environmental reserve for contingent liabilities that may arise in connection with the Superfund Site. At May 30, 1998, the environmental reserve was $898,000. The Company has not included any specific amount in the environmental reserve for litigation defense costs, which cannot be estimated but could be substantial if these matters precipitate more litigation than is anticipated.

         Due to the nature of environmental matters, there can be no assurance that the environmental reserve will be adequate to cover contingent liabilities arising from the above-referenced environmental matters or that any liability in excess of the environmental reserve will not have a materially adverse effect on the Company's results of operations or financial condition.

         Additionally, the Company was issued a mandate by the Regional Water District to perform testing and cleanup of a site at the same facility. Pursuant to a directive of the Regional Water Quality Control Board ("RWQCB"), the Company assessed and remediated the soil. All on-site assessment and remediation work has been completed and a no further action letter was obtained from the RWQCB in 1996. The Company had an accrued liability of $56,000 as of May 31, 1996 relative to this matter. Based on the above, no reserve was deemed necessary as of May 31, 1997 or May 30, 1998.

         In December 1997, the Company was named a defendant in eight separate tort complaints filed by approximately 2,700 individuals against over 100 defendants wherein the plaintiffs are claiming personal injuries and property damages allegedly resulting from exposure to the release of toxic and carcinogenic chemicals by Defendants into the soil, water and air in the Burbank/Glendale area of Los Angeles County. This litigation stems from a toxic tort action previously filed in the United States District Court containing the same allegations. In October 1997, the eight separate tort actions were consolidated with the pending United States District Court case. Subsequent to the consolidation of these lawsuits, the Company joined a Joint Defense Group comprised of approximately 40 of the newly named defendants.

         A Pretrial Order and Agreement Re Cooperation, Joint Defense and Terms of Stay and Severance was negotiated among the parties and in April 1998, 28 of the newly named defendants petitioned and in May 1998, the court granted, an order to (1) stay any proceedings against the newly named defendants until such time as a determination has been made by the court in the consolidated action, and (2) sever the newly named defendants from the pending litigation. However, ten of the remaining defendants will continue to vigorously defend against the plaintiffs' claims in the consolidated case. If these Defendants are successful in defeating the plaintiff's claims, Management and the Company's environmental counsel believe the plaintiffs would not pursue the Company and the other defendants. In the event the Defendants settle and/or lose at trial, then it is likely the plaintiffs would seek similar settlements or prosecute their case against the Company and the other defendants. A trial date has not been set.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


14.      CONTINGENCY (CONTINUED)

         The Company is currently preparing a technical presentation representing that the Company never used hexavalent chromium, an air-bourne particle named in the complaint, and demonstrating that the groundwater under the Company's property never impacted the Burbank drinking water wells, as the Company's property is downstream from the named Burbank locations. The defense costs in this matter are being shared among four insurance carriers under a reservation of rights.


15.      DISCONTINUED OPERATIONS


         In January 1997, the Company announced its decision to sell its electronic products distribution business. The financial impact of this was first reflected in the Company's third quarter 1997 financial statements. Accordingly, the operations have been treated as a discontinued segment, and the prior financial results have been restated to segregate the effect of these operations. The income or loss from these operations have been reflected separately in the Company's financial results, and a loss on discontinuance of these operations was recorded in fiscal year 1997. As the market value of the net assets of the business were equal to the expected costs to dispose of the business, there were no net assets held for sale of the business shown in the consolidated balance sheet as of May 31, 1997.

         The loss from discontinued operations reflected in the accompanying consolidated statements of operations are net of an income tax provision of $78,000 for fiscal year 1996 and an income tax benefit of $221,000 for fiscal year 1997. Sales from these operations were $14,622,000 and $1,904,000 for fiscal years 1996 and 1997, respectively.

         The estimated loss on disposal of segment of $7,095,000 included in the statement of operations for fiscal year 1997 reflected the net amount of the following components: the write-down of the net assets of the electronic products distribution segment to the expected market value at that date; disposal costs; anticipated operating income of the segment through the expected date of disposal; and an income tax benefit of $2,515,000 from the reversal of related deferred tax liabilities. On September 11, 1997, the Company sold its electronics products business in exchange for 35,000 shares of the Company's stock (valued at $534,000) and a note receivable in the amount of $159,000. The Company recognized a gain on the sale of $346,000.


16.       BUSINESS SEGMENTS

         Haskel International, Inc. operates predominantly in one industry segment. The Company designs and manufactures pneumatically and hydraulically driven, high-pressure low-flow, fixed displacement, reciprocating, liquid pumps, gas boosters, chemical injection pumps, air pressure amplifiers, high-pressure valves, metering valves, regulators, and accessories to complement these products, as well as integrated systems that include the various components. The Company sells its products through a network of industrial distributors and directly to customers through its own sales employees and manufacturer's representatives. The principal markets for the Company's products are North and South America, Europe, and Asia-Pacific.

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MAY 31, 1996 AND 1997, AND MAY 30, 1998


16.       BUSINESS SEGMENTS (CONTINUED)

         Geographic information for the three years ended May 30, 1998 is presented in the following tables. Transfers between geographic areas are accounted for at cost plus a profit margin. Income and expenses not allocated to geographic areas include investment income, interest expense, and corporate administrative costs.

         Identifiable assets are those assets used exclusively in the operations in each geographic area. Corporate assets are principally cash, cash equivalents and deferred tax assets. In fiscal year 1996, corporate assets include $10,802,000 associated with discontinued operations.


                                                          Transfers
                                                           between            Sales to
                                                          geographic         unaffiliated         Operating         Identifiable
                                        Sales               areas             customers            income              assets
                                     ------------        ------------        ------------        ------------       ------------
Fiscal Year Ended May 30, 1998
--------------------------------------------------------------------------------------------------------------------------------
North and South America              $ 30,472,000        $  9,424,000        $ 21,048,000        $  4,394,000       $ 26,587,000
Europe                                 27,568,000             407,000          27,161,000           3,905,000         23,172,000
Asia-Pacific                            5,501,000                               5,501,000             960,000             854,000
Corporate                                                                                          (2,079,000)          9,412,000
Eliminations                           (9,831,000)         (9,831,000)                                                (13,733,000)
                                     ------------        ------------        ------------        ------------       ------------
                                     $ 53,710,000        $         --        $ 53,710,000        $  7,180,000       $ 46,292,000
                                     ============        ============        ============        ============       ============
Fiscal Year Ended May 31, 1997
--------------------------------------------------------------------------------------------------------------------------------
North and South America              $ 33,315,000        $  9,022,000        $ 24,293,000        $  5,056,000       $ 22,340,000
Europe                                 23,065,000             164,000          22,901,000           3,454,000         16,729,000
Asia-Pacific                            4,206,000                               4,206,000             828,000
Corporate                                                                                          (1,815,000)         13,235,000
Eliminations                           (9,186,000)         (9,186,000)                                                (11,072,000)
                                     ------------        ------------        ------------        ------------       ------------
                                     $ 51,400,000        $         --        $ 51,400,000        $  7,523,000       $ 41,232,000
                                     ============        ============        ============        ============       ============
Fiscal Year Ended May 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
North and South America              $ 28,952,000        $  8,174,000        $ 20,778,000        $  3,349,000       $ 15,199,000
Europe                                 17,865,000             154,000          17,711,000           2,675,000         13,160,000
Asia-Pacific                            3,680,000                               3,680,000             608,000
Corporate                                                                                          (2,331,000)         26,658,000
Eliminations                           (8,328,000)         (8,328,000)                                                 (9,657,000)
                                     ------------        ------------        ------------        ------------       ------------
                                     $ 42,169,000        $         --        $ 42,169,000        $  4,301,000       $ 45,360,000
                                     ============        ============        ============        ============       ============

                                                                     SCHEDULE II

                           HASKEL INTERNATIONAL, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

                          Balance at                                           Balance at
                         Beginning of                                            End of
                           Period          Additions         Write-offs          Period
                         ----------        ----------        ----------        ----------
     May 31, 1996        $  915,000        $  389,000        $  343,000        $  961,000

     May 31, 1997        $  961,000        $   27,000        $  445,000        $  543,000

     May 30, 1998        $  543,000        $   77,000        $  222,000        $  398,000

                                  EXHIBIT INDEX

  Exhibit
  Number       Exhibit Description
  ------       -------------------
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

 10.8(2)       Employment Agreement dated November 17, 1993 between Maury S.
               Friedman and the Company.

 10.9(2)       Non-Competition Agreement dated November 17, 1993 between Maury
               S. Friedman, the Friedman Family Trust and M.G. Electronics, Inc.

   Exhibit
   Number      Exhibit Description
   ------      -------------------
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

 10.13(2)      Glendale Superfund Site PRP Organization Agreement dated October
               28, 1993 by and among the Company and the other PRPs in the Group

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

 10.18(6) First Amendment dated as of August 30, 1995 to Loan Agreement between the Company and Union Bank.

 10.19(6) Second Amendment dated as of February 13, 1996 to Loan Agreement between the Company and Union Bank.

 10.20(6) Third Amendment dated as of April 16, 1996 to Loan Agreement between the Company and Union Bank.

 10.21(6)      Employment Agreement dated December 22, 1995 regarding James C.
               Minyard.

   Exhibit
   Number      Exhibit Description
   ------      -------------------
 10.22(6)      Haskel International, Inc. Executive Separation Pay Plan.

 10.23(7)      Employment Agreement dated July 8, 1996 regarding Doranda Frison.

 10.24(8) Fourth Amendment dated as of November 15, 1996 to Loan Agreement between the Company and Union Bank.

 10.25(8) Fifth Amendment dated as of February 4, 1997 to Loan Agreement between the Company and Union Bank.

 10.26(9) Sixth Amendment dated as of September 15, 1997 to Loan Agreement between the Company and Union Bank.

 10.27(10)     Change in Control Agreement dated September 27, 1997 between R.
               Malcolm Greaves and the Company.

 10.28(10)     Change in Control Agreement dated September 27, 1997 between
               Lonnie D. Schnell and the Company.

 10.29(10)     Change in Control Agreement dated September 27, 1997 between
               Henry Mason and the Company.

 10.30(11)     Amended and Restated Loan Agreement dated February 13, 1998 between the Company and Union Bank of California, N.A..

 21(1)         Schedule of Subsidiaries.

 23.1(1)       Consent of Deloitte & Touche LLP.

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

(9) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended August 29, 1997, and incorporated herein by this reference.

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended November 28, 1997, and incorporated herein by this reference.

(11) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998, and incorporated herein by this reference.