Form 10-Q
period 1998-08-29
HASKEL INTERNATIONAL INC
filed 1998-10-05
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended AUGUST 29, 1998.

                                       or

[ ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 For the Transition Period From          to        .
                                                           ---------    -------

                        COMMISSION FILE NUMBER 0 -25068.

                           HASKEL INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                95-4107640
      -------------------------------                     -------------
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                    Identification No.)

           100 EAST GRAHAM PLACE
           BURBANK, CALIFORNIA                                    91502
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                (818) 843 - 4000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   ---------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

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

 AS OF SEPTEMBER 30, 1998 THE REGISTRANT HAD 4,759,205 SHARES OF CLASS A COMMON
         STOCK, AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.


PART I. FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----
Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - May 30, 1998 and August 29, 1998 .........................           3

     Consolidated income statements - Three months ended August 29, 1997 and 1998 ...........           5

     Consolidated statements of cash flows - Three months ended August 29, 1997 and 1998 ....           6

     Notes to consolidated financial statements - August 29, 1998 ...........................           7

Item 2. Management's discussion and analysis of financial condition and results of operations          10


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ....................................................          12

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           May 30,             August 29,
                                                            1998                 1998
                                                        -------------        -------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                          $   9,710,000        $  11,134,000
     Accounts receivable, net                              15,333,000           11,400,000
     Inventories                                           10,450,000           10,013,000
     Prepaid expenses and other current assets                630,000              767,000
     Deferred income taxes                                  1,004,000            1,002,000
                                                        -------------        -------------
          TOTAL CURRENT ASSETS                             37,127,000           34,316,000

PROPERTY, PLANT & EQUIPMENT, Net                            5,315,000            5,160,000

GOODWILL, Net                                               1,474,000            1,232,000

DEFERRED INCOME TAXES                                       2,167,000            2,138,000

OTHER ASSETS                                                  209,000              404,000
                                                        -------------        -------------

                                TOTAL                   $  46,292,000        $  43,250,000
                                                        =============        =============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                                                    May 30,               August 29,
                                                                     1998                   1998
                                                                 -------------          -------------
                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                           $     960,000          $     954,000
     Accounts payable                                                7,007,000              3,457,000
     Dividends payable                                                 331,000                336,000
     Accrued liabilities                                             2,785,000              2,223,000
     Income taxes payable                                              584,000              1,097,000
                                                                 -------------          -------------
                           TOTAL CURRENT LIABILITIES                11,667,000              8,067,000

LONG-TERM DEBT                                                         466,000                242,000

OTHER ACCRUED LIABILITIES                                            2,278,000              2,311,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares
        authorized; 4,759,205 issued and outstanding
        at May 30, 1998 and August 29, 1998                         13,922,000             13,922,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 30, 1998 and August 29, 1998                                19,000                 19,000
     Retained Earnings                                              18,144,000             18,722,000
     Cumulative foreign currency translation adjustment               (204,000)               (33,000)
                                                                 -------------          -------------
             TOTAL SHAREHOLDERS' EQUITY                             31,881,000             32,630,000
                                                                 -------------          -------------
                                         TOTAL                   $  46,292,000          $  43,250,000
                                                                 =============          =============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                                    Three Months Ended
                                                              August 29,           August 29,
                                                                1997                  1998
                                                            -------------        -------------
SALES                                                       $  12,518,000        $  12,084,000

COST OF SALES                                                   6,547,000            6,373,000
                                                            -------------        -------------

GROSS PROFIT                                                    5,971,000            5,711,000

EXPENSES:
      Selling                                                   1,952,000            2,063,000

      General and administrative                                1,936,000            1,897,000

      Engineering design, research and development                278,000              335,000

                                                            -------------        -------------
                  Total                                         4,166,000            4,295,000
                                                            -------------        -------------

OPERATING INCOME                                                1,805,000            1,416,000

OTHER INCOME                                                       87,000              116,000
                                                            -------------        -------------

INCOME BEFORE INCOME TAXES                                      1,892,000            1,532,000

PROVISION FOR INCOME TAXES                                        777,000              613,000
                                                            -------------        -------------

NET INCOME                                                  $   1,115,000        $     919,000
                                                            =============        =============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Three Months Ended
                                                                    August 29,             August 29,
                                                                      1997                   1998
                                                                  -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by continuing operations                 $     264,000          $   1,965,000
       Net cash used in discontinued operations                        (160,000)
                                                                  -------------          -------------
               Net cash provided by operating activities                104,000              1,965,000
                                                                  -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                            (603,000)              (165,000)
       Proceeds from sale of property                                                           27,000
                                                                  -------------          -------------
               Net cash used in investing activities                   (603,000)              (138,000)
                                                                  -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on long-term debt                            (217,000)              (230,000)
       Proceeds from issuance of common stock                            48,000
       Dividends declared                                              (333,000)              (341,000)
                                                                  -------------          -------------
               Net cash used in financing activities                   (502,000)              (571,000)
                                                                  -------------          -------------

EFFECT OF EXCHANGE RATE ON
    CASH AND CASH EQUIVALENTS                                          (364,000)               168,000
                                                                  -------------          -------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,365,000)             1,424,000

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                               8,490,000              9,710,000
                                                                  -------------          -------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                $   7,125,000          $  11,134,000
                                                                  =============          =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
        Interest                                                  $      46,000          $      29,000
                                                                  =============          =============
        Income taxes                                              $      73,000          $      15,000
                                                                  =============          =============


See notes to consolidated financial statements.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended August 29, 1998 are not necessarily indicative of the results that may be expected for the year ending May 29, 1999. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 30, 1998.



NOTE B - INVENTORIES

Inventories consist of the following:


                              May 30,              August 29,
                               1998                  1998
                           -------------        -------------
Raw Materials              $   3,154,000        $   2,879,000
Work in Process                1,128,000            1,176,000
Finished Products              6,168,000            5,958,000
                           -------------        -------------
                           $  10,450,000        $  10,013,000
                           =============        =============

NOTE C - EARNINGS PER SHARE

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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE C - EARNINGS PER SHARE (CONTINUED)


                                                                   Three Months Ended
                                                           ---------------------------------
                                                             August 29,          August 29,
                                                               1997                1998
                                                           -------------       -------------
BASIC AND DILUTED EARNINGS
Net income                                                 $   1,115,000       $     919,000
                                                           =============       =============

COMPUTATION OF BASIC AND DILUTED SHARES
Basic Shares
  Weighted Average Shares                                      4,791,023           4,799,205

  Effect of Dilutive Options                                     319,758             130,113
                                                           -------------       -------------

Diluted Shares
  Weighted average shares plus assumed conversion
     of dilutive securities                                    5,110,781           4,929,318
                                                           =============       =============

EARNINGS PER SHARE
Basic EPS
  Net income                                               $        0.23       $        0.19
                                                           =============       =============

Diluted EPS
  Net income                                               $        0.22       $        0.19
                                                           =============       =============


NOTE D - BUSINESS SEGMENTS

Haskel International, Inc. operates predominantly in one industry segment. The Company designs and manufactures pneumatically and hydraulically driven, high-pressure, low-flow, fixed displacement, reciprocating, liquid pumps, gas boosters, chemical injection pumps and air pressure amplifiers. The Company also manufactures high-pressure valves, metering valves, regulators, air operated ventilation equipment and accessories, much of which complement the primary products. In addition, the Company designs and manufactures integrated, or value added systems that include the Company's products, as well as those of third-parties. The Company sells its products through a network of industrial distributors, direct salespersons and manufacturer's representatives. The principal markets for the Company's products are North and South America, Europe, and Asia-Pacific.

Geographic information for the three months ended August 29, 1998 and 1997 is presented in the following tables. Transfers between geographic areas are accounted for at cost plus a profit margin. Income and expenses not allocated to geographic areas include investment income, interest expense, and corporate administrative costs.

Identifiable assets are those assets used exclusively in the operations in each geographic area. Corporate assets are principally cash, cash equivalents and deferred tax assets.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE D - BUSINESS SEGMENTS (CONTINUED)


                                                                     Transfers
                                                                      between               Sales to
                                                Net                  geographic           unaffiliated
                                               sales                   areas                customers
                                            -------------          -------------          -------------
Three Months Ended August 29, 1998


North and South America                     $   6,866,000          $   2,225,000          $   4,641,000
Europe                                          6,080,000                     --              6,080,000
Asia-Pacific                                    1,363,000                                     1,363,000
Corporate
Eliminations                                   (2,225,000)            (2,225,000)
                                            -------------          -------------          -------------
                                            $  12,084,000          $          --          $  12,084,000
                                            =============          =============          =============

Three Months Ended August 29, 1997


North and South America                     $   8,086,000          $   2,696,000          $   5,390,000
Europe                                          5,876,000                129,000              5,747,000
Asia-Pacific                                    1,381,000                                     1,381,000
Corporate
Eliminations                                   (2,825,000)            (2,825,000)
                                            -------------          -------------          -------------
                                            $  12,518,000          $          --          $  12,518,000
                                            =============          =============          =============




                                          Operating            Identifiable
                                            income                assets
                                         -------------         -------------
Three Months Ended August 29, 1998


North and South America                  $     829,000         $  27,142,000
Europe                                         798,000            20,776,000
Asia-Pacific                                   276,000               732,000
Corporate                                     (487,000)            8,248,000
Eliminations                                                     (13,648,000)
                                         -------------         -------------
                                         $   1,416,000         $  43,250,000
                                         =============         =============

Three Months Ended August 29, 1997


North and South America                  $   1,325,000         $  23,323,000
Europe                                         834,000            16,559,000
Asia-Pacific                                   236,000               176,000
Corporate                                     (590,000)           11,228,000
Eliminations                                                     (11,146,000)
                                         -------------         -------------
                                         $   1,805,000         $  40,140,000
                                         =============         =============

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



RESULTS OF OPERATIONS


Sales for the quarter ended August 29, 1998 decreased $434,000, or 3.5%, to $12,084,000, as compared with sales of $12,518,000 for the same period in the prior year. Sales for the quarter ended August 29, 1997 included $678,000 in third-party distribution sales in the United States. Distribution of these products was eliminated in the beginning of fiscal year 1998 in order to better concentrate sales and marketing efforts in this region on the Company's core business products and systems. Excluding sales related to these third-party products, sales increased $244,000, or 2%, in the first quarter of fiscal year 1999 as compared to the first quarter of fiscal year 1998. This increase was the result of acquisitions made during fiscal year 1998 in Europe and Australia partially offset by a decrease in sales in Asia due to slower economic conditions in that region. The slowdown in the Asian economies continues to affect the Company's order levels, and this trend is anticipated to continue over an undetermined period of time.

Cost of sales decreased $174,000, or 2.7%, in the quarter ended August 29, 1998 as compared to the same period in the prior year. The change in cost of sales was the direct result of decreased sales volumes. As a percentage of sales, cost of sales remained relatively constant resulting in gross margins in excess of 47% for both quarters presented.

Selling, general and administrative, and engineering ("operating expenses") increased $129,000, or 3.1%, for the first quarter ended August 29, 1998 compared to the same period in fiscal year 1998. Operating expenses for the quarter ended August 29, 1998 included approximately $246,000 attributable to new business acquired and started as the Company continues to expand its operations globally. Additionally, there were increased research and development expenditures in the first quarter of fiscal year 1999 as the Company continues to focus on increasing new product development efforts.


Net income decreased $196,000, or 17.6%, to $919,000 for the first quarter ended August 29, 1998 compared to $1,115,000 for the same period in the prior period. This decrease in earnings is directly related to the sales volume decline for the period as well as increased costs related to newly acquired or opened operations and new product development.

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND SOURCES OF CAPITAL

For the three months ended August 29, 1998, net cash provided by operating activities included $1,965,000 from continuing operations as compared to $264,000 for the same period in the prior year. The increase in cash provided by operating activities was principally due to the collection of accounts receivable balances in the first quarter of fiscal year 1999. Net cash of $160,000 was used in discontinued operations in the first three months of fiscal year 1998.



During the quarters ended August 29, 1998 and 1997, cash used for investing activities consisted mainly of capital expenditures. Cash used in financing activities for the quarters ended August 29, 1998 and 1997 consists principally of payments on long-term debt and dividends paid to shareholders.



To insure the availability of funds to meet its various needs, the Company has a comprehensive credit facility with its bank. The credit facility includes a $5,000,000 revolving line of credit; a $10,000,000 line of credit available for acquisitions or capital expenditures; and a $978,000 term loan. At August 29, 1998, the Company had no outstanding balances under the revolving credit or acquisition lines. As of August 29, 1998, the balance of the term debt was $978,000, which bears interest at the LIBOR rate plus 1.50 % (7.19% at August 29, 1998.) Subsequent to August 29, 1998, the Company paid down the balance of the term debt.



As of August 29, 1998, the Company had $11,134,000 in cash and cash equivalents, and working capital of $26,249,000, with a ratio of current assets to current liabilities of approximately 4.3 : 1. This compares with cash and cash equivalents of $9,710,000, and working capital of $25,460,000, with a ratio of current assets to current liabilities of 3.2 : 1 as of May 30, 1998. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.

                           HASKEL INTERNATIONAL, INC.


PART II.   OTHER INFORMATION



ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K



(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

        27 Financial Data Schedule

(b) No reports on Form 8-K were filed during the fiscal quarter covered by this report on Form 10-Q.

                           HASKEL INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HASKEL INTERNATIONAL, INC.
                                                   (REGISTRANT)



DATE     10-5-98                         /s/ R. MALCOLM GREAVES
      -------------------------------    -------------------------------
                                         R. Malcolm Greaves
                                         President & Chief Executive Officer


DATE     10-5-98                         /s/ PATRICIA A. WEHR
      -------------------------------    -------------------------------
                                         Patricia A. Wehr
                                         Chief Financial Officer