Form 10-Q
period 1998-11-28
HASKEL INTERNATIONAL INC
filed 1999-01-12
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended NOVEMBER 28, 1998

                                                                  or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period
     From____________________to____________________.

                        COMMISSION FILE NUMBER 0-25068.
                                               --------

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

  AS OF JANUARY 4, 1999 THE REGISTRANT HAD 4,759,205 SHARES OF CLASS A COMMON
         STOCK, AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION                                                                              PAGE

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheets - May 30, 1998 and November 28, 1998 .......................                3

     Consolidated income statements - Three months ended November 28, 1997
     and 1998; Six months ended November 28, 1997 and 1998 ..................................                5

     Consolidated statements of cash flows - Six months ended November 28, 1997 and 1998 ....                6

     Notes to consolidated financial statements - November 28, 1998 .........................                7

Item 2. Management's discussion and analysis of financial condition and results of operations               10


PART II. OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders ................................               13

Item 5.  Other Matters ......................................................................               15

Item 6.  Exhibits and Reports on Form 8-K ...................................................               15

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               May 30,                 November 28,
                                                                1998                      1998
                                                             -----------               -----------
                                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                               $ 9,710,000               $12,352,000
     Accounts receivable, net                                 15,333,000                11,275,000
     Inventories                                              10,450,000                 9,748,000
     Prepaid expenses and other current assets                   630,000                   472,000
     Deferred income taxes                                     1,004,000                 1,005,000
                                                             -----------               -----------
          TOTAL CURRENT ASSETS                                37,127,000                34,852,000

PROPERTY, PLANT & EQUIPMENT, Net                               5,315,000                 5,369,000

GOODWILL, Net                                                  1,474,000                 1,258,000

DEFERRED INCOME TAXES                                          2,167,000                 2,142,000

OTHER ASSETS                                                     209,000                   403,000
                                                             -----------               -----------

                   TOTAL                                     $46,292,000               $44,024,000
                                                             ===========               ===========



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

                                                                        May 30,                   November 28,
                                                                          1998                        1998
                                                                      ------------                ------------
                LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                $    960,000                $    268,000
     Accounts payable                                                    7,007,000                   4,241,000
     Dividends payable                                                     331,000                     336,000
     Accrued liabilities                                                 2,785,000                   1,967,000
     Income taxes payable                                                  584,000                   1,399,000
                                                                      ------------                ------------
              TOTAL CURRENT LIABILITIES                                 11,667,000                   8,211,000

LONG-TERM DEBT                                                             466,000                      23,000

OTHER ACCRUED LIABILITIES                                                2,278,000                   2,338,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares
        authorized; 4,759,205 issued and outstanding
        at May 30, 1998 and November 28, 1998                           13,922,000                  13,922,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 30, 1998 and November 28, 1998                                  19,000                      19,000
     Retained Earnings                                                  18,144,000                  19,444,000
     Cumulative foreign currency translation adjustment                   (204,000)                     67,000
                                                                      ------------                ------------
             TOTAL SHAREHOLDERS' EQUITY                                 31,881,000                  33,452,000
                                                                      ------------                ------------

                         TOTAL                                        $ 46,292,000                $ 44,024,000
                                                                      ============                ============



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                                 November 28,                          November 28,
                                                           1997               1998                1997              1998
                                                        -----------        -----------        -----------        -----------
SALES                                                   $12,332,000        $12,896,000        $24,850,000        $24,980,000

COST OF SALES                                             6,205,000          6,868,000         12,752,000         13,241,000
                                                        -----------        -----------        -----------        -----------

GROSS PROFIT                                              6,127,000          6,028,000         12,098,000         11,739,000

EXPENSES:
    Selling                                               2,184,000          2,222,000          4,136,000          4,285,000

    General and administrative                            1,728,000          1,975,000          3,664,000          3,872,000

    Engineering design, research and development            349,000            274,000            627,000            609,000
                                                        -----------        -----------        -----------        -----------

           Total                                          4,261,000          4,471,000          8,427,000          8,766,000
                                                        -----------        -----------        -----------        -----------

OPERATING INCOME                                          1,866,000          1,557,000          3,671,000          2,973,000

OTHER INCOME                                                 44,000            189,000            131,000            305,000
                                                        -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                                1,910,000          1,746,000          3,802,000          3,278,000

PROVISION FOR INCOME TAXES                                  680,000            689,000          1,457,000          1,302,000
                                                        -----------        -----------        -----------        -----------

INCOME FROM CONTINUING OPERATIONS                         1,230,000          1,057,000          2,345,000          1,976,000

DISCONTINUED OPERATIONS:
    Gain on disposal of segment                             346,000                               346,000
                                                        -----------        -----------        -----------        -----------

NET INCOME                                              $ 1,576,000        $ 1,057,000        $ 2,691,000        $ 1,976,000
                                                        ===========        ===========        ===========        ===========



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended
                                                                      November 28,
                                                                1997                1998
                                                            ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by continuing operations              $  1,468,000         $  4,819,000
    Net cash used in discontinued operations                    (348,000)
                                                            ------------         ------------
         Net cash provided by operating activities             1,120,000            4,819,000
                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (1,049,000)            (684,000)
    Proceeds from sale of property                                29,000               40,000
    Purchase of subsidiary (net of cash acquired)                (30,000)                  --
                                                            ------------         ------------
         Net cash used in investing activities                (1,050,000)            (644,000)
                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                                     96,000
    Principal payments on long-term debt                        (438,000)          (1,231,000)
    Proceeds from issuance of common stock                       130,000
    Dividends declared                                          (667,000)            (676,000)
                                                            ------------         ------------
         Net cash used in financing activities                  (975,000)          (1,811,000)
                                                            ------------         ------------

EFFECT OF EXCHANGE RATE ON
  CASH AND CASH EQUIVALENTS                                      132,000              278,000
                                                            ------------         ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            (773,000)           2,642,000
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          8,490,000            9,710,000
                                                            ------------         ------------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $  7,717,000         $ 12,352,000
                                                            ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
    Interest                                                $     84,000         $     40,000
                                                            ============         ============
    Income taxes                                            $  1,039,000         $    528,000
                                                            ============         ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
   In September 1997, the Company sold its electronic products business in exchange for 35,000 shares of the Company's stock (valued at $534,000) and a note receivable in the amount of $159,000.



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended November 28, 1998 are not necessarily indicative of the results that may be expected for the year ending May 29, 1999. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 30, 1998.



NOTE B - INVENTORIES

Inventories consist of the following:


                           May 30,          November 28,
                            1998               1998
                         -----------        -----------
Raw Materials            $ 3,154,000        $ 2,666,000
Work in Process            1,128,000          1,334,000
Finished Products          6,168,000          5,748,000
                         -----------        -----------
                         $10,450,000        $ 9,748,000
                         ===========        ===========

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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE C - EARNINGS PER SHARE (CONTINUED)


                                                                Three Months Ended                        Six Months Ended
                                                         ----------------------------------        -------------------------------
                                                                    November 28,                            November 28,
                                                             1997                 1998                 1997               1998
                                                         -------------        -------------        -------------     -------------
BASIC AND DILUTED EARNINGS
Income from continuing operations                        $   1,230,000        $   1,057,000        $   2,345,000     $   1,976,000
Income from disposal of segment                                346,000                                   346,000
                                                         -------------        -------------        -------------     -------------
Net income                                               $   1,576,000        $   1,057,000        $   2,691,000     $   1,976,000
                                                         =============        =============        =============     =============

COMPUTATION OF BASIC AND DILUTED SHARES
Basic Shares
  Weighted Average Shares                                    4,769,048            4,799,205            4,780,035         4,799,205

  Effect of Dilutive Options                                   329,610              126,534              324,684           128,424
                                                         -------------        -------------        -------------     -------------

Diluted Shares
  Weighted average shares plus assumed conversion
     of dilutive securities                                  5,098,658            4,925,739            5,104,719         4,927,629
                                                         =============        =============        =============     =============

EARNINGS PER SHARE
Basic EPS
  Income from continuing operations                      $        0.26        $        0.22        $        0.49     $        0.41
  Income from disposal of segment                                 0.07                                      0.07
                                                         -------------        -------------        -------------     -------------
  Net income                                             $        0.33        $        0.22        $        0.56     $        0.41
                                                         =============        =============        =============     =============

Diluted EPS
  Income from continuing operations                      $        0.24        $        0.21        $        0.46     $        0.40
  Income from disposal of segment                                 0.07                                      0.07
                                                         -------------        -------------        -------------     -------------
  Net income                                             $        0.31        $        0.21        $        0.53     $        0.40
                                                         =============        =============        =============     =============


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

Geographic information for the three and six months ended November 28, 1998 and 1997 is presented in the following tables. Transfers between geographic areas are accounted for at cost plus a profit margin. Income and expenses not allocated to geographic areas include investment income, interest expense, and corporate administrative costs.

Identifiable assets are those assets used exclusively in the operations in each geographic area. Corporate assets are principally cash, cash equivalents and deferred tax assets.

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

NOTE D - BUSINESS SEGMENTS (CONTINUED)

                                                          Transfers
                                                           between          Sales to
                                           Net            geographic       unaffiliated       Operating       Identifiable
                                          sales             areas           customers           income           assets
                                       ------------      ------------      ------------      ------------     ------------
Six Months Ended November 29, 1998

North and South America                $ 13,155,000      $  4,340,000      $  8,815,000      $  1,408,000     $ 27,175,000
Europe                                   13,393,000           335,000        13,058,000         1,826,000       22,413,000
Asia-Pacific                              3,107,000                           3,107,000           713,000        1,179,000
Corporate                                                                                        (974,000)       9,955,000
Eliminations                             (4,675,000)       (4,675,000)                                         (16,698,000)
                                       ------------      ------------      ------------      ------------     ------------
                                       $ 24,980,000      $                 $ 24,980,000      $  2,973,000     $ 44,024,000
                                       ============      ============      ============      ============     ============

Six Months Ended November 29, 1997

North and South America                $ 16,067,000      $  5,211,000      $ 10,856,000      $  2,625,000     $ 24,570,000
Europe                                   11,094,000           269,000        10,825,000         1,527,000       18,558,000
Asia-Pacific                              3,169,000                           3,169,000           620,000          126,000
Corporate                                                                                      (1,101,000)      12,003,000
Eliminations                             (5,480,000)       (5,480,000)                                         (13,292,000)
                                       ------------      ------------      ------------      ------------     ------------
                                       $ 24,850,000      $                 $ 24,850,000      $  3,671,000     $ 41,965,000
                                       ============      ============      ============      ============     ============

Quarter Ended November 29, 1998

North and South America                $  6,289,000      $  2,115,000      $  4,174,000      $    579,000     $ 27,175,000
Europe                                    7,313,000           335,000         6,978,000         1,028,000       22,413,000
Asia-Pacific                              1,744,000                           1,744,000           437,000        1,179,000
Corporate                                                                                        (487,000)       9,955,000
Eliminations                             (2,450,000)       (2,450,000)                                         (16,698,000)
                                       ------------      ------------      ------------      ------------     ------------
                                       $ 12,896,000      $                 $ 12,896,000      $  1,557,000     $ 44,024,000
                                       ============      ============      ============      ============     ============

Quarter Ended November 29, 1997

North and South America                $  7,981,000      $  2,515,000      $  5,466,000      $  1,300,000     $ 24,570,000
Europe                                    5,218,000           140,000         5,078,000           693,000       18,558,000
Asia-Pacific                              1,788,000                           1,788,000           384,000          126,000
Corporate                                                                                        (511,000)      12,003,000
Eliminations                             (2,655,000)       (2,655,000)                                         (13,292,000)
                                       ------------      ------------      ------------      ------------     ------------
                                       $ 12,332,000      $                 $ 12,332,000      $  1,866,000     $ 41,965,000
                                       ============      ============      ============      ============     ============

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



This Report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results and timing of certain events could differ materially from those discussed in any forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, economic conditions, the integration of acquired operations, management of growth and other factors.



RESULTS OF OPERATIONS


Sales for the quarter ended November 28, 1998 increased $564,000, or 4.6%, to $12,896,000, as compared with sales of $12,332,000 for the same period in the prior year. Sales for the six months ended November 28, 1998 were $24,980,000, as compared with sales of $24,850,000 for the same period in the prior year. Sales for the six months ended November 28, 1997 included $678,000 in third-party distribution sales in the United States. Distribution of these products was eliminated in the beginning of fiscal year 1998 in order to better concentrate sales and marketing efforts in this region on the Company's core business products and systems. Excluding sales related to these third-party products, sales increased $808,000, or 3.3%, in the six months ended November 28, 1998 as compared to the same period a year ago. These increases were the result of strong sales in continental Europe and acquisitions made during fiscal year 1998 in Europe and Australia, partially offset by a decrease in sales due to weak economic conditions in Asia and South America and a general weakness in the worldwide oil and gas industry. The slowdown in the Asian and South American economies and the oil and gas sector continues to affect the Company's order levels, and this trend is anticipated to continue over an undetermined period of time.

Gross profit for the second quarter ended November 28, 1998 was $6,028,000, or 46.7% of sales, as compared to $6,127,000, or 49.7% of sales, for the same period in fiscal year 1998. For the six months ended November 28, 1998, gross profit was $11,739,000 (47% of sales) as compared to $12,098,000 (48.7% of sales) for the same period in the prior year. The change in gross profit percentages is the direct result of the higher mix of system sales, with average margins of 35-40%, versus standard product sales, with average margins of 45-55%.

Selling, general and administrative, and engineering ("operating expenses") increased $210,000, or 4.9%, for the second quarter ended November 28, 1998 compared to the same period in prior year. For the first six months of fiscal year 1999, these expenses increased $339,000, or 4.0%, compared to the same period in the prior year. The increase in operating expenses for the three and six months ended November 28, 1998 is directly attributable to new businesses acquired and opened as the Company continues to expand its operations globally. Excluding the third-party U.S. sales as described above from fiscal year 1998, operating expenses as a percentage of sales has remained constant at approximately 35% of sales for all periods presented.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)



Income from continuing operations decreased $173,000 to $1,057,000 for the quarter ended November 28, 1998 compared to $1,230,000 for the same period in the prior year. For the six months ended November 28, 1998, income from continuing operations decreased by $369,000 to $1,976,000 compared to $2,345,000 for the same period in fiscal year 1998. This decrease in earnings is directly related to the reduced gross profit for the period as well as increased costs related to newly acquired or opened operations.



LIQUIDITY AND SOURCES OF CAPITAL

For the six months ended November 28, 1998, net cash provided by operating activities included $4,819,000 from continuing operations as compared to $1,468,000 for the same period in the prior year. The increase in cash provided by operating activities was principally due to the collection of accounts receivable balances in the first six months of fiscal year 1999. Net cash of $348,000 was used in discontinued operations in the first six months of fiscal year 1998.

During the six months ended November 28, 1998 and 1997, cash used for investing activities consisted mainly of capital expenditures. Cash used in financing activities for the six months ended November 28, 1998 and 1997 consisted principally of payments on long-term debt and dividends paid to shareholders.

To insure the availability of funds to meet its various needs, the Company has a comprehensive credit facility with its bank. The credit facility includes a $5,000,000 revolving line of credit; and a $10,000,000 line of credit available for acquisitions or capital expenditures. At November 28, 1998, the Company had no outstanding balances under the revolving credit or acquisition lines.

As of November 28, 1998, the Company had $12,352,000 in cash and cash equivalents, and working capital of $26,641,000, with a ratio of current assets to current liabilities of approximately 4.2 : 1. This compares with cash and cash equivalents of $9,710,000, and working capital of $25,460,000, with a ratio of current assets to current liabilities of 3.2 : 1 as of May 30, 1998. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.


YEAR 2000 COMPLIANCE

The Company is continuing the process of assessing Year 2000 issues as they relate to its systems, business and operations. The Year 2000 issue is the result of computer systems designed and developed using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in a major system failure or miscalculations unless corrective measures are taken.

                           HASKEL INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)



The Company has developed a Year 2000 Readiness Plan to address the Year 2000 issues, particularly with respect to its critical systems. Critical systems are those whose failure poses a risk of disruption to the Company's ability to provide product to its customers. The Company's plan includes four core phases:
(1) establishing and initiating a master plan and schedule with key staff members being notified of their responsibilities; (2) assessing the impact of mission-critical system failures on core business processes by performing a complete inventory of software on both information technology and non-information technology systems, such as computer hardware containing embedded technology; implementing quality assurance checks on clients and vendors; and defining failure scenarios; (3) modification, upgrade or replacement of hardware and software in order to meet compliance standards to be completed by June 30, 1999; and (4) identify and document contingency plans and establish resumption procedures for each core business process. The Company has completed phase 1, is currently working on phases 2 and 3, and has yet to commence phase 4.



The Company is not currently aware of any material costs or operational issues associated with Year 2000 issues. The Company does not believe that it will incur significant operating expenses or be required to invest heavily in improvements to computer systems to be Year 2000 compliant. However, the Company may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems or Year 2000 issues with its customers or vendors. The worst-case scenario if such problems occur would be the Company's inability to deliver product to its customers and record revenue. If any of the Company's customers or vendors experience Year 2000 problems with respect to their relationship to the Company, such customers or vendors could assert claims for damages against the Company. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared , there can be no assurance that the Company's business, operating results, or financial condition will not be adversely affected by issues surrounding the Year 2000 conversion. To date, the costs incurred by the Company with respect to Year 2000 compliance have not been material. The Company anticipates that the majority of costs associated with Year 2000 issues will be related to ongoing, scheduled software and hardware maintenance upgrades and licensing of phone systems, PC operating systems, and business applications. Future anticipated costs are difficult to estimate at the present stage of the project; however, the Company does not currently anticipate that such costs will exceed $500,000.

                           HASKEL INTERNATIONAL, INC.


PART II.   OTHER INFORMATION

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         (a) On October 30, 1998, the Company held its Annual Meeting of Shareholders (the "1998 Annual Meeting") for shareholders of record as of September 14, 1998.



         (b) At the 1998 Annual Meeting, holders of the Company's Class A Common Stock, without par value ("Class A Common Stock"), elected three Directors, and holders of the Company's Class B Common Stock, without par value ("Class B Common Stock"), elected four directors.



         The following individuals were elected by holders of the Company's Class A Common Stock to serve as Directors of the Company:

         R. Malcolm Greaves

         Edward Malkowicz

         Stanley T. Myers



         The following individuals were elected by holders of the Company's Class B Common Stock to serve as Directors of the Company:

         Marvin L. Goldberger, Ph.D.

         Terrence A. Noonan

         John Vinke

         W. Bradley Zehner II, Ph.D.



         (c) Additionally, at the 1998 Annual Meeting, the shareholders approved the Company's 1998 Long-term Performance Incentive Plan and the appointment of Deloitte & Touche LLP, as the Company's principal independent auditors.

                           HASKEL INTERNATIONAL, INC.


PART II.   OTHER INFORMATION

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



1.  ELECTION OF DIRECTORS:

                             NUMBER OF           NUMBER OF          NUMBER OF
                            SHARES FOR        SHARES AGAINST      SHARES WITHHELD
                            ----------        --------------      ---------------
CLASS A DIRECTORS
-----------------
R. Malcolm Greaves          4,199,257             13,118              2,979
Edward Malkowicz            4,198,157             14,218              2,979
Stanley T. Myers            4,198,157             14,218              2,979

                            NUMBER OF         NUMBER OF            NUMBER OF
                            SHARES FOR      SHARES AGAINST      SHARES WITHHELD
                            ----------      --------------      ---------------
CLASS B DIRECTORS
-----------------
Terrence A. Noonan            40,000              --                  --
John Vinke                    40,000              --                  --
Marvin L. Goldberger          40,000              --                  --
W. Bradley Zehner II          40,000              --                  --

2.  APPROVAL OF THE COMPANY'S 1998 LONG-TERM PERFORMANCE INCENTIVE PLAN:

                                             PERCENT OF
                             SHARES          SHARES VOTING
                             ------          -------------
VOTES FOR                  3,162,947            74.3%
VOTES AGAINST                360,184             8.5%
VOTES ABSTAINING             170,179             4.0%
BROKER NON-VOTES
  AND ABSTENTIONS            562,043            13.2%

3.  APPROVAL OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITORS:

                                              PERCENT OF
                             SHARES          SHARES VOTING
                             ------          -------------
VOTES FOR                  4,243,951            99.8%
VOTES AGAINST                  6,089             0.1%
VOTES ABSTAINING               5,313             0.1%
BROKER NON-VOTES
  AND ABSTENTIONS               --               0.0%

                           HASKEL INTERNATIONAL, INC.


PART II.   OTHER INFORMATION

ITEM  5.   OTHER MATTERS

(a)      See Exhibit 10.31.



ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

         10.31 Press Release dated October 30, 1998.

         27       Financial Data Schedule


(b) The Company filed one Current Report on Form 8-K dated November 25, 1998, during the second quarter of its fiscal year, reporting certain information under Item 7 thereof. No financial statements were filed therewith.

                           HASKEL INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



HASKEL INTERNATIONAL, INC.
                                                 (REGISTRANT)



DATE     1-12-99                        /s/ R. MALCOLM GREAVES
     -------------------                ----------------------------------------
                                        R. Malcolm Greaves
                                        President & Chief Executive Officer


DATE     1-12-99                        /s/ PATRICIA A. WEHR
     -------------------                ----------------------------------------
                                        Patricia A. Wehr
                                        Chief Financial Officer