Form 10-Q
period 1999-02-27
HASKEL INTERNATIONAL INC
filed 1999-04-13
CIK 918022

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Period Ended FEBRUARY 27, 1999

                               -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Transition Period From _______ to _______.

                        COMMISSION FILE NUMBER 0-25068 .

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

AS OF APRIL 7, 1999 THE REGISTRANT HAD 4,793,705 SHARES OF CLASS A COMMON STOCK,
             AND 40,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING.

                                      INDEX

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION                                                                PAGE

Item 1. Financial Statements (Unaudited)

     Consolidated  balance  sheets - May 30, 1998 and February 27, 1999 ....................   3

     Consolidated income statements - Three months ended February 28, 1998 and
        February 27, 1999; Nine months ended February 28, 1998 and February 27, 1999 .......   5

     Consolidated statements of cash flows - Nine months ended February 28, 1998 and
        February  27, 1999 .................................................................   6

     Notes to  consolidated  financial  statements - February 27, 1999 .....................   7

Item 2. Management's discussion and analysis of financial condition and results of operations .................................................................  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk .........................  14

PART II. OTHER INFORMATION

Item 5. Other Matters ......................................................................  15

Item 6. Exhibits and Reports on Form 8-K ...................................................  15

                           HASKEL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          May 30,          February 27,
                                                           1998                1999
                                                       -----------         -----------

                           ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                         $ 9,710,000         $11,830,000
     Accounts receivable, net                           15,333,000          10,097,000
     Inventories                                        10,450,000           9,420,000
     Prepaid expenses and other current assets             630,000             624,000
     Deferred income taxes                               1,004,000           1,001,000
                                                       -----------         -----------
          TOTAL CURRENT ASSETS                          37,127,000          32,972,000

PROPERTY, PLANT & EQUIPMENT, Net                         5,315,000           5,202,000

GOODWILL, Net                                            1,474,000           1,282,000

DEFERRED INCOME TAXES                                    2,167,000           2,145,000

OTHER ASSETS                                               209,000             376,000
                                                       -----------         -----------

      TOTAL                                            $46,292,000         $41,977,000
                                                       ===========         ===========

See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


                                                                                       May 30,             February 27,
                                                                                        1998                   1999
                                                                                     ------------          ------------

          LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt                                               $    960,000          $    176,000
     Accounts payable                                                                   7,007,000             3,462,000
     Dividends payable                                                                    331,000                    --
     Accrued liabilities                                                                2,785,000             2,756,000
     Income taxes payable                                                                 584,000               154,000
                                                                                     ------------          ------------
      TOTAL CURRENT LIABILITIES                                                        11,667,000             6,548,000

LONG-TERM DEBT                                                                            466,000                    --

OTHER ACCRUED LIABILITIES                                                               2,278,000             2,304,000

COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred Stock: 2,000,000 shares authorized;
        none issued and outstanding
     Common Stock:
     Class A, without par value; 20,000,000 shares authorized; 4,759,205 and
        4,772,205 issued and outstanding at May 30, 1998 and
        February 27, 1999                                                              13,922,000            14,019,000
     Class B, without par value; 40,000 shares
        authorized, issued and outstanding at
        May 30, 1998 and February 27, 1999                                                 19,000                19,000
     Retained Earnings                                                                 18,144,000            19,472,000
     Cumulative foreign currency translation adjustment                                  (204,000)             (385,000)
                                                                                     ------------          ------------
             TOTAL SHAREHOLDERS' EQUITY                                                31,881,000            33,125,000
                                                                                     ------------          ------------
                TOTAL                                                                $ 46,292,000          $ 41,977,000
                                                                                     ============          ============



See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         February 28,      February 27,       February 28,      February 27,
                                                             1998              1999               1998              1999
                                                         ------------      ------------       ------------      ------------

SALES                                                    $ 14,175,000      $ 11,358,000       $ 39,025,000      $ 36,338,000

COST OF SALES                                               8,086,000         6,168,000         20,838,000        19,409,000
                                                         ------------      ------------       ------------      ------------

GROSS PROFIT                                                6,089,000         5,190,000         18,187,000        16,929,000

EXPENSES:
       Selling                                              1,927,000         2,010,000          6,063,000         6,296,000

       General and administrative                           1,961,000         1,823,000          5,625,000         5,695,000

       Engineering design, research and development           309,000           181,000            936,000           790,000

       Restructuring costs                                                    1,269,000                            1,269,000

                                                         ------------      ------------       ------------      ------------
                  Total                                     4,197,000         5,284,000         12,624,000        14,050,000
                                                         ------------      ------------       ------------      ------------

OPERATING INCOME/(LOSS)                                     1,892,000           (94,000)         5,563,000         2,879,000

OTHER INCOME                                                   73,000           191,000            204,000           496,000
                                                         ------------      ------------       ------------      ------------

INCOME BEFORE INCOME TAXES                                  1,965,000            97,000          5,767,000         3,375,000

PROVISION FOR INCOME TAXES                                    776,000            69,000          2,233,000         1,371,000
                                                         ------------      ------------       ------------      ------------

INCOME FROM CONTINUING OPERATIONS                           1,189,000            28,000          3,534,000         2,004,000

DISCONTINUED OPERATIONS:
       Gain on disposal of segment                                                                 346,000
                                                         ------------      ------------       ------------      ------------

NET INCOME                                               $  1,189,000      $     28,000       $  3,880,000      $  2,004,000
                                                         ============      ============       ============      ============


See notes to consolidated financial statements.

                           HASKEL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                               February 28,       February 27,
                                                                   1998               1999
                                                               ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net cash provided by continuing operations              $  2,479,000       $  4,840,000
       Net cash used in discontinued operations                    (348,000)
                                                               ------------       ------------
                Net cash provided by operating activities         2,131,000          4,840,000
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                      (1,167,000)          (823,000)
       Proceeds from sale of property                               279,000             69,000
       Purchase of subsidiary (net of cash acquired)                (13,000)                --
                                                               ------------       ------------
                Net cash used in investing activities              (901,000)          (754,000)
                                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of debt                                                   97,000
       Principal payments on long-term debt                        (750,000)        (1,347,000)
       Proceeds from issuance of common stock                       188,000             97,000
       Dividends declared                                        (1,001,000)          (676,000)
                                                               ------------       ------------
                Net cash used in financing activities            (1,563,000)        (1,829,000)
                                                               ------------       ------------

EFFECT OF EXCHANGE RATE ON
    CASH AND CASH EQUIVALENTS                                      (159,000)          (137,000)
                                                               ------------       ------------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               (492,000)         2,120,000

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                           8,490,000          9,710,000
                                                               ------------       ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                             $  7,998,000       $ 11,830,000
                                                               ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
        Interest                                               $    119,000       $     44,000
                                                               ============       ============
        Income taxes                                           $  1,750,000       $  1,724,000
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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which comprise only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended February 27, 1999 are not necessarily indicative of the results that may be expected for the year ending May 29, 1999. For further information, refer to the consolidated financial statements and notes thereto for the year ended May 30, 1998.



NOTE B - INVENTORIES

Inventories consist of the following:


                          May 30,       February 27,
                           1998             1999
                       -----------      -----------
Raw Materials          $ 3,154,000      $ 2,631,000
Work in Process          1,128,000        1,570,000
Finished Products        6,168,000        5,219,000
                       ===========      ===========
                       $10,450,000      $ 9,420,000
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

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE C - EARNINGS PER SHARE (CONTINUED)

                                                            Three Months Ended              Nine Months Ended
                                                      ------------------------------     ----------------------------
                                                      February 28,     February 27,      February 28,    February 27,
                                                          1998              1999             1998            1999
                                                      ------------     -------------     ------------    ------------

BASIC AND DILUTED EARNINGS
Income from continuing operations                      $1,189,000      $      28,000      $3,534,000      $2,004,000
Income from disposal of segment                                --                            346,000
                                                       ----------      -------------      ----------      ----------
Net income                                             $1,189,000      $      28,000      $3,880,000      $2,004,000
                                                       ==========      =============      ==========      ==========

COMPUTATION OF BASIC AND DILUTED SHARES
Basic Shares
  Weighted Average Shares                               4,734,277          4,802,260       4,737,817       4,800,223

  Effect of Dilutive Options                              245,781            186,176         298,577         147,300
                                                       ----------      -------------      ----------      ----------

Diluted Shares
  Weighted average shares plus assumed conversion
     of dilutive securities                             4,980,058          4,988,436       5,036,394       4,947,523
                                                       ==========      =============      ==========      ==========

EARNINGS PER SHARE
Basic EPS
  Income from continuing operations                    $     0.25      $        0.01      $     0.74      $     0.42
  Income from disposal of segment                              --                               0.07
                                                       ----------      -------------      ----------      ----------
  Net income                                           $     0.25      $        0.01      $     0.81      $     0.42
                                                       ==========      =============      ==========      ==========

Diluted EPS
  Income from continuing operations                    $     0.24      $        0.01      $     0.70      $     0.41
  Income from disposal of segment                              --                               0.07
                                                       ----------      -------------      ----------      ----------
  Net income                                           $     0.24      $        0.01      $     0.77      $     0.41
                                                       ==========      =============      ==========      ==========




NOTE D - BUSINESS SEGMENTS

Haskel International, Inc. operates predominantly in one industry segment. The Company designs and manufactures pneumatically and hydraulically driven, high-pressure, low-flow, fixed displacement, reciprocating, liquid pumps, gas boosters, chemical injection pumps and air pressure amplifiers. The Company also manufactures high-pressure valves, metering valves, regulators, air operated ventilation equipment and accessories, much of which complement the primary products. In addition, the Company designs and manufactures integrated or value-added systems that include the Company's products, as well as those of third-parties. The Company sells its products through a network of industrial distributors, direct salespersons and manufacturer's representatives. The principal markets for the Company's products are North and South America, Europe, and Asia-Pacific.

Geographic information for the three and nine months ended February 27, 1999 and February 28, 1998 is presented in the following tables. Transfers between geographic areas are accounted for at cost plus a profit margin. Income and expenses not allocated to geographic areas include investment income, interest expense, and corporate administrative costs.

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


                                                         Transfers
                                                          between          Sales to
                                            Net          geographic      unaffiliated      Operating       Identifiable
                                           sales           areas          customers          income           assets
                                       ------------     ------------     ------------     ------------     ------------

Nine Months Ended February 27, 1999

North and South America                $ 19,294,000     $  6,438,000     $ 12,856,000     $  2,131,000     $ 27,464,000
Europe                                   19,201,000          351,000       18,850,000        1,134,000       20,668,000
Asia-Pacific                              4,648,000           16,000        4,632,000        1,041,000        1,082,000
Corporate                                                                                   (1,427,000)       9,491,000
Eliminations                             (6,805,000)      (6,805,000)                                       (16,728,000)
                                       ------------     ------------     ------------     ------------     ------------
                                       $ 36,338,000     $                $ 36,338,000     $  2,879,000     $ 41,977,000
                                       ============     ============     ============     ============     ============


Nine Months Ended February 28, 1998

North and South America                $ 23,447,000     $  7,932,000     $ 15,515,000     $  3,543,000     $ 25,211,000
Europe                                   18,845,000          272,000       18,573,000        2,631,000       18,386,000
Asia-Pacific                              4,937,000                         4,937,000          950,000          160,000
Corporate                                                                                   (1,561,000)      10,964,000
Eliminations                             (8,204,000)      (8,204,000)                                       (13,195,000)
                                       ============     ============     ============     ============     ============
                                       $ 39,025,000     $                $ 39,025,000     $  5,563,000     $ 41,526,000
                                       ============     ============     ============     ============     ============


Quarter Ended February 27, 1999

North and South America                $  6,139,000     $  2,098,000     $  4,041,000     $    723,000     $ 27,464,000
Europe                                    5,808,000           16,000        5,792,000     $   (692,000)      20,668,000
Asia-Pacific                              1,541,000           16,000        1,525,000     $    328,000        1,082,000
Corporate                                                                                 $   (453,000)       9,491,000
Eliminations                             (2,130,000)      (2,130,000)                                       (16,728,000)
                                       ============     ============     ============     ============     ============
                                       $ 11,358,000     $                $ 11,358,000     $    (94,000)    $ 41,977,000
                                       ============     ============     ============     ============     ============


Quarter Ended February 28, 1998

North and South America                $  7,380,000     $  2,721,000     $  4,659,000     $    918,000     $ 25,211,000
Europe                                    7,751,000            3,000        7,748,000        1,104,000       18,386,000
Asia-Pacific                              1,768,000                         1,768,000          330,000          160,000
Corporate                                                                                     (460,000)      10,964,000
Eliminations                             (2,724,000)      (2,724,000)                                       (13,195,000)
                                       ============     ============     ============     ============     ============
                                       $ 14,175,000     $                $ 14,175,000     $  1,892,000     $ 41,526,000
                                       ============     ============     ============     ============     ============

PART I.   FINANCIAL INFORMATION

                           HASKEL INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)



NOTE E - RESTRUCTURING COSTS

During the quarter ended February 27, 1999, the Company implemented a plan to consolidate the operations of its Manchester, England and Sunderland, England facilities and to restructure its outside domestic sales force, resulting in a charge of $1,269,000 for restructuring. The anticipated result of such plan is to utilize excess capacity at the Sunderland facility and to reduce overhead costs. The restructuring costs consist of approximately $350,000 in severance payments for 33 employees; $408,000 in facility closing costs; $455,000 for the write-off of impaired assets; and $56,000 in other costs.

As of February 27, 1999, approximately $1,169,000 in restructuring costs have been included in accrued liabilities; of which $925,000 is expected to be paid or incurred within the next six months, with the remaining $244,000 relating to lease payments to be made over the next 8 years.

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



RESULTS OF OPERATIONS


Sales for the nine months ended February 27, 1999 were $36,338,000 as compared with sales of $39,025,000 for the same period in the prior year. Sales for the quarter ended February 27, 1999 were $11,358,000, as compared with sales of $14,175,000 for the quarter ended February 28, 1998. Sales for the nine months ended February 28, 1998 included $678,000 in third-party distribution sales in the United States. Distribution of these products was eliminated in the beginning of fiscal year 1998 in order to better concentrate sales and marketing efforts in this region on the Company's core business products and systems. Additionally, sales for the three and nine months ended February 28, 1998 included $2,200,000 relating to revenues recognized on long-term contracts acquired, which were not repeated in fiscal year 1999. Excluding sales related to these third-party products and revenues recognized on long-term contracts acquired, sales for the nine months ended February 27, 1999 increased $191,000, or 0.5%, while sales for the three months ended February 27, 1999 decreased by $617,000, or 5.2%, as compared to the comparable periods in the prior year. These fluctuations were the result of strong sales in continental Europe and acquisitions made during fiscal year 1998 in Europe and Australia, offset by a decrease in sales due to weak economic conditions in Asia and South America and a general weakness in the worldwide oil and gas industry. The slowdown in the Asian and South American economies and the oil and gas sector continues to affect the Company's order levels, and this trend is anticipated to continue over an undetermined period of time.

Gross profit for the third quarter ended February 27, 1999 was $5,190,000, or 45.7% of sales, as compared to $6,089,000, or 43.0% of sales, for the same period in fiscal year 1998. For the nine months ended February 27, 1999, gross profit was $16,929,000 (46.6% of sales) as compared to $18,187,000 (46.6% of sales) for the same period in the prior year. The gross profit as a percentage of sales for the three months ended February 27, 1999 increased compared to the prior year principally as a result of the lower-margin associated with the long-term contract system sales recognized during the quarter ended February 28, 1998. This long-term contract, which was completed during fiscal year 1998, was acquired in November 1997 with the acquisition of the Palpro business, and is not representative of the on-going systems and product margins from this acquisition beyond this contract.

Selling, general and administrative, and engineering expenses ("operating expenses") decreased $182,000, or 4.3%, for the third quarter ended February 27, 1999 compared to

                           HASKEL INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



the same period in prior year. For the first nine months of fiscal year 1999, these expenses increased $157,000, or 1.2%, compared to the same period in the prior year. The decrease in operating expenses for the quarter ended February 27, 1999 is attributable to cost reduction efforts throughout the Company. The increase in operating expenses for the nine months ended February 27, 1999 is attributable to new businesses acquired and opened as the Company continues to expand its operations globally, partially offset by the Company's cost containment efforts. Excluding the third-party U.S. sales and revenues from long-term contracts acquired in fiscal year 1998, as described above, operating expenses as a percentage of sales have remained constant at approximately 35% of sales for all periods presented.

During the third quarter ended February 27, 1999, the Company recognized $1,269,000 in restructuring costs relating to its implementation of a plan to consolidate the operations of its Manchester, England and Sunderland, England facilities and to restructure its outside domestic sales force. The anticipated result of such plan is to utilize excess capacity at the Sunderland facility and to reduce overhead costs. The restructuring costs consist of approximately $350,000 in severance payments for 33 employees; $408,000 in facility closing costs; $455,000 for the write-off of impaired assets; and $56,000 in other costs.

Excluding $825,000 (after-tax) of restructuring charges, income from continuing operations decreased to $853,000 for the quarter ended February 27, 1999 compared to $1,189,000 for the same period in the prior year. For the nine months ended February 27, 1999, income from continuing operations decreased to $2,829,000 compared to $3,534,000 for the same period in fiscal year 1998. This decrease in earnings is directly related to reduced gross revenues for the period and increased costs related to newly acquired or opened operations.



LIQUIDITY AND SOURCES OF CAPITAL

For the nine months ended February 27, 1999, net cash provided by operating activities included $4,840,000 from continuing operations as compared to $2,479,000 for the same period in the prior year. The increase in cash provided by operating activities was principally due to the collection of accounts receivable and reduction in inventories in the first nine months of fiscal year 1999. Net cash of $348,000 was used in discontinued operations in the first nine months of fiscal year 1998.

During the nine months ended February 28, 1998 and February 27, 1999, cash used for investing activities consisted mainly of capital expenditures. Cash used in financing activities for the nine months ended February 28, 1998 and February 27, 1999 consisted principally of payments on long-term debt and dividends paid to shareholders.

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



expenditures. At February 27, 1999, the Company had no outstanding balances under the revolving credit or acquisition lines.

As of February 27, 1999, the Company had $11,830,000 in cash and cash equivalents, and working capital of $26,424,000, with a ratio of current assets to current liabilities of approximately 5.0 : 1. This compares with cash and cash equivalents of $9,710,000, and working capital of $25,460,000, with a ratio of current assets to current liabilities of 3.2 : 1 as of May 30, 1998. The Company believes it has adequate resources to achieve its operating goals for at least the next 12 month period.


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



Company's customers or vendors experience Year 2000 problems with respect to their relationship to the Company, such customers or vendors could assert claims for damages against the Company. While the Company is not aware of any significant Year 2000 issues for which it will not be adequately prepared, there can be no assurance that the Company's business, operating results, or financial condition will not be adversely affected by issues with respect to Year 2000 compliance have not been material. The Company anticipates that the majority of costs associated with Year 2000 issues will be related to ongoing, scheduled software and hardware maintenance upgrades and licensing of phone systems, PC operating systems, and business applications. Future anticipated costs are difficult to estimate at the present stage of the project; however, the Company does not currently anticipate that such costs will exceed $200,000.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                                   HASKEL INTERNATIONAL, INC.


PART II. OTHER INFORMATION

ITEM 5. OTHER MATTERS

(a)     See Exhibit 10.32.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

        10.32         Press Release dated March 15, 1999.

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



HASKEL INTERNATIONAL, INC.
                                                   (REGISTRANT)



DATE  April 13, 1999                         /s/ R. MALCOLM GREAVES
     ---------------                         -----------------------------------
                                             R. Malcolm Greaves President &
                                             Chief Executive Officer


DATE  April 13, 1999                         /s/ PATRICIA A. WEHR
     ---------------                         -----------------------------------
                                             Patricia A. Wehr
                                             Chief Financial Officer